Form 10-K
period 2025-12-31
Armada Acquisition Corp. III
filed 2026-03-20
CIK 2092897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-43132

Armada Acquisition Corp. III
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1885131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1760 Market Street, Suite 602
Philadelphia, Pennsylvania 19103
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (215)
543-6886
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share one half of one redeemable warrant	AACIU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	AACI	The Nasdaq Stock Market LLC
Warrants, exercisable for one Class A ordinary share for $11.50 per share	AACIW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act. ☒

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes ☒ No ☐
As of
June 30
, 2025 (t
h
e last business day of the registrant’s most recently completed second fiscal quarter), there was no established public market for the registrant’s shares. Accordingly, there was no market value for the registrant’s common stock on such date.
As of March
20
, 2026, there were
25,522,000
Class A ordinary shares issued and outstanding, all of which are included in the Units, and 8,507,834 Class B ordinary shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

ARMADA ACQUISITION CORP. III

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing of such business combinations, and related matters, as well as all other statements other than statements of historical fact included in this report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including their industry and geographic location;

•	the ability of our executive officers and directors to generate a number of potential investment opportunities;

•	failure to list or delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities; or

•	our financial performance following our initial business combination.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	target businesses, including the location and industry of such target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the availability to us of funds from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial business combination;

•	risks and uncertainties related to companies in the FinTech, Software-as-a-Service (“SaaS”), and Artificial Intelligence (“AI”) industries; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”), or the context otherwise requires, references to:

•	“we,” “us” or “our company” refer to Armada Acquisition Corp. III;

•

“Amended and Restated Memorandum and Articles of Association” refer to the amended and restated memorandum and articles of association of the company adopted in connection with the consummation of the Initial Public Offering;

•	“Board” refers to our board of directors;

•	“Class A Shares” refer to our Class A ordinary shares, par value $0.0001 per share;

•

“Class B Shares” or “founder shares” refer to our Class B ordinary shares, par value $0.0001 per share, initially purchased by our Sponsor in a private placement prior to the Initial Public Offering, which automatically convert into Class A Shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to the adjustment as provided herein;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands;

•

“completion window” are to (i) the period ending on the date that is 18 months from the closing of the Initial Public Offering, or such earlier liquidation date as our Board may approve, in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our Amended and Restated Memorandum and Articles of Association. Our shareholders can also vote at any time to amend our Amended and Restated Memorandum and Articles of Association to modify the amount of time we will have to complete an initial business combination, in which case our public shareholders will be offered an opportunity to redeem their public shares;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•

“Initial Public Offering” refers to the initial public offering of the units, pursuant to the registration statement on Form S-1, which was declared effective by the SEC on February 17, 2026 (SEC File No. 333-291013), whereby we completed the offer and sale of 24,850,000 Units on February 19, 2026.

•	“initial shareholders” refer to our Sponsor and any other holders of our founder shares immediately prior to the Initial Public Offering;

•	“letter agreement” refers to the letter agreement between us and each of our Sponsor, directors and officers;

•	“management” or our “management team” refer to our directors and executive officers;

•

“non-managing investors” refer to institutional investors (none of which are affiliated with any member of our management or any other investor) that have expressed an interest to purchase through the Sponsor, an aggregate of 275,000 private placement units at a price of $10.00 per unit ($2.75 million in the aggregate); subject to each non-managing sponsor investor purchasing, through the Sponsor, the private placement units allocated to it in connection with the closing of this offering, the Sponsor will issue additional membership interests at a nominal purchase price to the non-managing sponsor investors at the closing of this offering reflecting interests in an aggregate of approximately 2.2 million founder shares held by our Sponsor. None of the non-managing investors may purchase more than 9.9% of the units to be sold in this offering;

•	“ordinary shares” are to our Class A Shares and our Class B Shares;

•

“private placement shares” refer to 672,000 Class A Shares purchased by our Sponsor and the Representatives as part of the private placement units in the private placements that closed simultaneously with the Initial Public Offering (400,000 of such shares by our Sponsor and 272,000 of such shares by the Representatives);

•

“private placement units” are to the 400,000 private placement units and 272,000 private placement units purchased by our Sponsor and the Representatives, respectively, in the private placements that closed simultaneously with the Initial Public Offering, as well as any units that may be issued upon conversion of working capital loans, each private placement unit consisting of one private placement share and one-half of one private placement warrant;

•

“private placement warrants” refer to an aggregate of 336,000 warrants purchased by our Sponsor and the Representatives as part of the private placement units in the private placements that close simultaneously with the Initial Public Offering (200,000 of such warrants by our Sponsor and 136,000 of such warrants by the Representatives);

•	“public shares” are to our Class A Shares sold as part of the public units in the Initial Public Offering (whether purchased in the Initial Public Offering or thereafter in the open market);

•

“public shareholders” refer to the holders of our public shares, including our initial shareholders, Sponsor (as defined below), executive officers and directors to the extent they purchase public shares, provided that their status as “public shareholders” shall only exist with respect to such public shares;

•	“public warrants” are to the redeemable warrants sold as part of the units in the Initial Public Offering (whether subscribed for in the Initial Public Offering or in the open market);

•	“Representatives” refer to Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”) and Northland Securities, Inc. (“Northland”);

•	“Sponsor” refers to Armada Sponsor III LLC, a company affiliated with our executive officers and directors; and

•	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants.

PART I

ITEM 1. BUSINESS

We are a newly organized blank check company or special purpose acquisition company, incorporated under the laws of the Cayman Islands on September 19, 2025 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses, which we refer to as our initial business combination throughout this Annual Report.

On February 19, 2026, we completed the Initial Public Offering of 24,850,000 units (the “Units”), each comprising one Class A Share and one-half of one whole public warrant to purchase one Class A Share, generating gross proceeds of $248,500,000. Simultaneously with the closing of the Initial Public Offering, we completed the private placement (the “Private Placement”) of an aggregate of 672,000 private placement units, each unit consisting of one Class A Share and one-half of one whole warrant to purchase one Class A Share, generating gross proceeds of $6,720,000. Following the closing of the Initial Public Offering, a total of $248,500,000 of the net proceeds (including the underwriters’ deferred discount of up to $4,600,000), composed of the net proceeds from the Initial Public Offering and a portion of the proceeds from the Private Placement was placed in a segregated, U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We believe the creation, delivery and servicing of financial payment products and related services for consumers and businesses is undergoing continuous evolution, which will further and dramatically develop in the years ahead. Amid an increased level of sophistication in financial technology and services, we believe that there are many potential targets within the financial technology industry that could become attractive public companies, and that many other potential targets will continue to emerge. We believe that these potential targets exhibit a diverse range of business models and growth characteristics, ranging from high-growth companies to established firms with stable revenues and strong cash flow. In addition, these businesses tend to have above-industry growth rates and would greatly benefit from access to public market capital and management’s extensive operational experience in both public and private companies. We believe our management team is well-positioned to capitalize on these trends and to identify, acquire, and manage a business in the financial technologies industry that can benefit from their operational, strategic, managerial and transaction experience, as well as their differentiated networks.

We are not, however, required to complete our initial business combination with a financial technologies business and, as a result, we may pursue a business combination outside of that industry. We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We may also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which will offer the potential of sustained high levels of revenue and earnings growth.

Background

Our Management Team

Our management team, led by our Chief Executive Officer, Stephen P. Herbert, and our Chief Financial Officer, Douglas M. Lurio, has significant operational experience working as executives and advisors in the financial technologies industry, particularly in the AI, FinTech and SaaS ecosystem. Our management team consists of seasoned leaders that have years of experience identifying and capitalizing on emerging technological and secular trends across the technologies industry, building and scaling high growth AI, FinTech, and SaaS companies, a history of value creation in C-level operating roles in public companies, and delivering operational strategies designed to improve businesses over the long-term. Our management team is experienced in a variety of delivery models, including direct-to-consumer and business-to-business services as well as scalable networks, consumer engagement services, open platform technologies and robust ecosystems. Our management team is also well-versed in the regulatory and quasi-regulatory landscape that directly and indirectly impacts the financial technologies industry.

We believe that our management team’s extensive relationships across the financial technologies industries, comprehensive operating experience building leading companies, transaction experience in acquiring and integrating businesses and focus on partnering with management teams to share our industry knowledge and network of long-standing industry relationships will enable us to consummate a business combination and facilitate innovative operational improvements and potential additional acquisitions post-close. Our collective experience in addressing complex situations across consumer- and business-facing business models involving a variety of revenue models and constituents, including the FinTech ecosystem, related consumer engagement platforms, AI commercialization and application, SaaS marketplace and developing creative solutions forms the foundation of our competitive advantage.

Notwithstanding the foregoing, the past performance of our management team or their affiliates, including with respect to Armada Acquisition Corp. I and II and their engagement in the digital payments, AI, SaaS and other markets is not a guarantee of either: (i) success with respect to any business combination we may consummate; or (ii) success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of future performance.

Market Opportunity

Our acquisition targets may span a wide spectrum of business models and financial performance, from rapidly growing startups to established companies with stable revenues and cash flow. While we remain open to opportunities in all sectors, we believe that the FinTech, SaaS, and AI industries (our “Target Industries”) offer the most promising potential for acquisitions due to their strong growth and strategic alignment with our business goals. The key drivers and sectors within these industries include:

•

FinTech: The global FinTech industry continues to experience rapid innovation and growth, driven by the adoption of cutting-edge technologies and enhanced security measures. McKinsey’s research shows that revenues in the FinTech industry are expected to grow almost three times faster than those in the traditional banking sector between 2023 and 2028.(1) We believe FinTech has transformed specific segments of the financial services industry through their innovative, customer-focused offerings and collaborative partnerships, which enable the market to endure even in disruptive times. According to an estimate by Fortune Business Insights, the global FinTech market was valued at $295 billion in 2023, and is projected to be worth $340 billion in 2024 and reach $1,152 billion by 2032, exhibiting a CAGR of 16.5% during 2024 and 2032.(2)

•

Software-as-a-Service: The global SaaS industry is witnessing unprecedented growth and transformation, and the consistent profitability as well as the solid fundamentals of SaaS companies have made them a popular investment choice for both public and private markets. Major value-added traits of the SaaS market include cost-effectiveness and affordability, scalability and flexibility, ease of implementation and maintenance, accessibility and collaboration. Several factors can be attributed to the notable growth in the SaaS market, such as rise in adoption of public & hybrid cloud-based solutions, integration with other tools, and centralized data-driven analytics. In addition, key players creating business strategies through partnerships and collaborations for business development will create ample market growth opportunities. According to an estimate by Fortune Business Insights, the global SaaS market size was valued at $274 billion in 2023, and is projected to growth from $318 billion in 2024 to $1,229 billion by 2032, exhibiting a CAGR of 18.4% during the projection period.(3)

•

Artificial Intelligence: During the past decade, the public has witnessed the rapid development of AI With significant improvements in computing power and data accessibility, increasingly complex AI algorithms and models are being integrated into corporations’ daily practices, aiming to help companies with improving their operations and achieving business milestones. Meanwhile, AI has also penetrated the general public’s everyday life, from the tech powering smartphones to autonomous-driving features on cars to the tools that enable interaction between retailers and consumers. According to an estimate by Fortune Business Insights, the global AI market size was valued at $515 billion in 2023, and is projected to grow from $621 billion in 2024 to $2,740 billion by 2032, growing at a CAGR of 20.4% during the forecast period.(4)

We believe that our management’s extensive experience and demonstrated success in operating and advising businesses in these industries provides us with a unique set of capabilities that will be utilized in generating shareholder returns.

(1)	Mckinsey & Company, Fintechs: A new paradigm of growth, October 24, 2023
(2)	Fortune Business Insights, FinTech Market Overview with Size, Share, Value, October 14, 2024
(3)	Fortune Business Insights, SaaS as a Service (SaaS) Market Size, October 14, 2024
(4)	Fortune Business Insights, Artificial Intelligence (AI) Market Size, Share, Trends, October 14, 2024

We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial improvements to maximize value. We will also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which offer the potential of sustained high levels of revenue growth. Consistent with our industry focus, we intend to target businesses that have strong management teams, demonstrated organic growth, and differentiated products or services.

We believe that the wide networks of our management team will deliver access to a broad spectrum of opportunities. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, law firms, accounting firms, and large business enterprises seeking to divest non-core assets or divisions.

The members of our management team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potential opportunities.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the Initial Public Offering. We intend to utilize cash derived from the proceeds of the Initial Public Offering and the private placement units, as well as our equity, debt or a combination of these, in effecting a business combination which has not yet been identified. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem all or a portion of their public shares, regardless of whether they vote for or against the proposed business combination, or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the SEC. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of the shareholders who, being present and entitled to vote at a general meeting of the company, attend and vote at a general meeting of the company.

We will have until 18 months from the closing of the Initial Public Offering to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account and net of interest that may be used by us to pay our franchise and income taxes payable, if any, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $10.00 per Class A Share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we can provide no assurance that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

Our initial business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding any deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our Board will rely on generally accepted standards, our Board will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the Board in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our Board is not able independently to determine the fair market value of the target business or businesses, we may, in our sole discretion, obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. However, unless we consummate our initial business combination with an affiliated entity, our Board is not required to obtain an opinion from an independent investment banking firm or another independent entity that the price we are paying is fair to our shareholders from a financial point of view.

As of February 19, 2026, a total of $248,500,000 of the net proceeds from the sale of the Units in the Initial Public Offering (including the partial exercise of the underwriters’ over-allotment option) and the Private Placement were placed in the Trust Account. The funds in the Trust Account will be invested only in specified U.S. government treasury bills or in specified money market funds.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test, as described above.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has fiduciary or contractual obligations, including, among other things, Rezolve AI Limited or its affiliates, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our directors currently have, and any of our officers or directors may in the future have, certain relevant fiduciary duties or contractual obligations.

In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In such event, such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors or non-managing investors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers or directors or non-managing investors, we, or a committee of independent directors, will obtain an opinion from an independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our Board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own our ordinary shares and/or placement units following the Initial Public Offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our Board may approve, the founder shares and placement units may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such other entity, and only present it to us if such entity rejects the opportunity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our Board will review any potential conflicts of interest on a case-by-case basis.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria that we believe are important in evaluating prospective target businesses. We will use these criteria in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We intend to seek a business combination with a business that we believe:

•	Is fundamentally sound and can unlock and enhance shareholder value through a combination with us, thereby offering attractive risk-adjusted returns for our shareholders;

•

Is at an inflection point, such as requiring additional management expertise, and able to accelerate growth and financial performance through differentiated business models and the addition of our operational, financial, transactional and legal expertise and networks;

•	Is in need of a flexible, creative or opportunistic structure where we can deliver additional value;

•	Has a strong, experienced management team, or provides a platform to assemble an effective management team with a track record of driving growth and profitability;

•	Can benefit from being a publicly traded company, with access to broader capital markets, to achieve the business’ growth strategy;

•	Is poised to grow both organically through the application of technology, as well as inorganically, through bolt-on or transformational acquisitions;

•	Has a leading or niche market position and demonstrates advantages when compared to competitors, which may help to create barriers to entry against new competitors;

•	Exhibits unrecognized value or other characteristics that we believe can be enhanced based on our analysis and due diligence review; and

•	Has a strong, experienced management team with a proven track record of driving revenue growth, enhancing profitability and creating value for their shareholders.

We anticipate offering the following benefits to our business combination partner:

•	Partnership with our management team members who have extensive and proven experience in operating, leading, advising and investing in market-leading financial services and FinTech companies;

•	Access to our deep and broad networks, insights and operational, financial, transactional, and legal and regulatory expertise;

•	Increased company profile and improved credibility with investors, customers, suppliers and other key stakeholders;

•	Higher level of engagement with core, relevant, fundamental investors as anchor shareholders than what a traditional initial public offering book-building process offers;

•	Lower risk and expedited path to a public listing with flexible structuring;

•	Infusion of cash and ongoing access to public capital markets;

•	Listed public currency for future acquisitions and growth;

•	Ability for management team to retain control and focus on growing the business; and

•	Opportunity to motivate and retain employees using stock-based compensation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations and factors that our management team and advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC. Members of our management team may directly or indirectly own our ordinary shares and/or placement units following the Initial Public Offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our Initial Public Offering and the sale of our private placement units, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

•	our obligation to redeem or repurchase Class A Shares held by our public shareholders may reduce the resources available to us for a business combination; and

•	our outstanding warrants and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Shares that is held by non-affiliates exceeds $700 million as end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the year’s second fiscal quarter.

Our executive offices are located at 1760 Market Street, Suite 602, Philadelphia, PA 19103, and our telephone number is (215)543-6886.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties. Any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our Board oversees risk for our Company, and prior to filings with the SEC, our Board reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats.
ITEM 2. PROPERTIES
We currently maintain our principal executive offices at 1760 Market Street, Suite 602 Philadelphia, Pennsylvania 19103. The cost for this space is included in the $19,000 per month fee that we pay to our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. We do not believe that there is any material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team., which, if determined adversely, would reasonably be expected to have a material adverse effect on our business, results of operations or financial condition.

1
2

ITEM 4. MINE SAFETY DISCLOSURES
None.

1
3

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Class A Shares and Public Warrants are each traded on the Nasdaq under the symbol “AACIU,” “AACI” and “AACIW,” respectively.

Holders

At March 20, 2026, there were 25,522,000 of our units issued and outstanding by 4 shareholders of record. Assuming all units have been separated into ordinary shares and rights, at March 20, 2026, there were 8,507,834 ordinary shares issued and outstanding and there were 12,425,000 Public Warrants issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future.

Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Use of Proceeds

On February 19, 2026 we consummated the Initial Public Offering of 24,850,000 Units, which included 2,350,000 Units pursuant to the partial exercise of the underwriter’s over-allotment option. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $248,500,000. Cohen acted as lead book runner and Northland acted as joint book-runner for the Initial Public Offering. The securities in the offering were registered under the Securities Act on Form S-1 (File Nos. 333-291013). The registration statement became effective on February 17, 2026.

On February 19, 2026, simultaneously with the consummation of the Initial Public Offering, the Company completed the Private Placement of an aggregate of 672,000 private placement units to our Sponsor, Cohen and Northland at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $6,720,000.

In connection with the Initial Public Offering, we incurred offering costs of approximately $15.5 million (which consisted of $4,970,000 of a cash underwriting fee, $9,940,000 of deferred underwriting fees, and approximately $638,000 of other offering costs). After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the Initial Public Offering expenses, $248,500,000 of the net proceeds from our Initial Public Offering and the sale of the private placement units was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the private placement units are held in the Trust Account and invested as described elsewhere in this Annual Report.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the sale of private placement units as is described in our the final prospectus, dated February 17, 2026 related to the Initial Public Offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED.]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in the Cayman Islands on September 19, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any specific initial business combination target. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region although we intend to focus on target businesses in FinTech, SaaS, or AI. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 19, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from September 19, 2025 (inception) through December 31, 2025, we had a net loss $52,950, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B Shares by our Sponsor and loans from our Sponsor which were repaid at the closing of the Initial Public Offering. As of December 31, 2025, we had $4,347 in cash and working capital deficit of $355,614.

Subsequent to the period covered by this Annual Report, on February 19, 2026, we consummated the Initial Public Offering of 24,850,000 Units at $10.00 per Unit, which includes the partial exercise of the over-allotment option of 2,350,000 Units by the Underwriters, generating gross proceeds of $248,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 672,000 private placement units to our Sponsor and the Underwriters, at a price of $10.00 per private placement unit, generating gross proceeds of $6,720,000.

Following the Initial Public Offering, including the partial exercise by the Underwriters of the over-allotment option, and the sale of the private placement units, a total of $248,500,000 was placed in the Trust Account. We incurred total transaction costs of $15,546,740, consisting of $4,970,000 of cash underwriting fees, $9,940,000 of deferred underwriting fees, and $636,740 of other offering costs.

For the period from September 19, 2025 (inception) through December 31, 2025, net cash used in operating activities was $20,919. Net loss of $52,950 was reduced by the changes in accrued expenses of $32,031. Net cash provided by financing activities was $25,266, which consisted of proceeds from issuance of Class B Shares of $25,000, and proceeds from promissory note – related party of $36,000, offset by payment of deferred offering costs of $35,724.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post initial business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor $19,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial business combination or the liquidation of the Company.

Underwriting Agreement

The Company granted the Underwriters a 45-day option to purchase up to 3,375,000 additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts. On February 19, 2026, the underwriters partially exercised its over-allotment option in the amount of 2,350,000 Units and forfeited the remaining unexercised balance of 1,025,000 Units.

The Company paid an underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,970,000 in the aggregate, upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled up to $0.40 per Unit sold in the Initial Public Offering, or $9,940,000 in the aggregate, and is payable to the Underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions placed in a Trust Account located in the United States and released to the Underwriters only upon the completion of an initial business combination.

Service Provider Agreements

Pursuant to a financial advisory services agreement dated October 8, 2025, the Company has agreed to pay a consultant a cash transaction fee equal to 2.0% of the aggregate consideration (as defined in the agreement) in the event the consultant introduces the Company to the target with which the Company completes an initial business combination or has substantive discussions with the target on behalf of and at the specific request of the Company with which the Company completes an initial business combination, payable only upon and subject to the closing of the initial business combination. At the closing of the initial business combination, the Company shall reimburse the consultant for all reasonable out-of-pocket accountable fees and disbursements incurred by the consultant in connection with the performance of its services, provided that such amounts shall not exceed $50,000 in the aggregate without the prior written consent of the Company.

The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial business combination for the period from February 4, 2026 through February 7, 2027 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial business combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon the completion of an initial business combination, Bishop would be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial business combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on the Company’s behalf, provided that such expenses shall not exceed $300 without the Company’s prior consent. As of December 31, 2025, such arrangements had not been executed, and no expenses have been incurred under these agreements.

Critical Accounting Estimates and Policies

The preparation of the audited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION
None.
ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
As of the date of this Annual Report, our directors and executive officers are as follows:

Name	Age	Position
Stephen P. Herbert	63	Chairman, Chief Executive Officer and Director
Douglas M. Lurio	68	President, Chief Financial Officer, Secretary and Director
Mohammad A. Khan	67	Director
Thomas A. Decker	79	Director
Celso L. White	63	Director
Stephen P. Herbert
 serves as our Chairman, Chief Executive Officer and Director. Mr. Herbert was the Chairman and CEO of Armada Acquisition Corp. I, which successfully completed its business combination with Rezolve AI Limited (“Rezolve”, NASDAQ: RZLV) in August 2024. Mr. Herbert served on the board of directors of Rezolve from August 15, 2024 until August 15, 2025. Mr. Herbert also served as a Director and the Chief Executive Officer of Armada Acquisition Corp. II (“Armada II”). On August 28, 2025, Armada II successfully completed the sale of all securities held by Armada Sponsor II LLC to Arrington XRP Capital Fund, LP for an aggregate purchase price of $6,600,000. Mr. Herbert is also serving as a strategic advisor to the new Chief Executive Officer of Armada II. Mr. Herbert was affiliated with USAT in various positions from April 1996 to October 2019, most recently as CEO from November 2011 until he left the company. During his tenure at USAT, Mr. Herbert was recognized for his innovative leadership, including by Smart CEO, and as an EY Entrepreneur of the Year Finalist in the Greater Philadelphia area, and USAT received the following awards: Frost and Sullivan for Customer Value Leadership in the Integrated Financial Services and Retail Market, IoT Evolution Smart Machines Innovation, and a Deloitte Technology Fast 500 Company. From 1986 to April 1996, Mr. Herbert was employed by Pepsi-Cola, the beverage division of PepsiCo, Inc., in various capacities, most recently as Manager of Market Strategy where he was responsible for directing development of market strategy for the vending channel, and subsequently, the supermarket channel for Pepsi-Cola in North America. Mr. Herbert graduated with a Bachelor of Science degree from Louisiana State University. He serves on the LSU, Dean’s Advisory Council for the College of Humanities, and the LSU Foundation – National Board – which is the group leading the University’s present $1.5 billion capital campaign.
Douglas M. Lurio
 serves as our President, Chief Financial Officer, Secretary and Director. Mr. Lurio was the President and Director of Armada Acquisition Corp. I, and devoted himself to the successful closing of Armada I’s acquisition of Rezolve. Mr. Lurio also served as Director, President, Secretary and Chief Financial Officer of Armada II. On August 28, 2025, Armada II successfully completed the sale of all securities held by Armada Sponsor II LLC to Arrington XRP Capital Fund, LP for an aggregate purchase price of $6,600,000. Mr. Lurio is also serving as a strategic advisor to the new Chief Executive Officer of Armada II. He was the outside general counsel of USAT for 29 years from its founding in 1991 until April 2020. He also served as a Director of USAT from 1999 to 2012 and as corporate Secretary from 2012 to April 2020. Since 1991, Mr. Lurio has been the founder and President of Lurio & Associates, P.C., a law firm based in Philadelphia, Pennsylvania, which focuses on corporate and securities law. From 1984 to 1991, he was an attorney with the law firm of Dilworth Paxson, first as an associate and then as a partner in the securities and corporate group in 1990. He served as a law clerk for the Honorable William T. Nicholas of the Court of Common Pleas of Montgomery County, Pennsylvania, from 1981 through 1982. He was counsel and a director of Moro Corporation (OTCQX: MRCR), which is engaged in the construction contracting business from start-up founding
in 1999 until July 2019. Since 1989 and until February 2022, he served as corporate Secretary and Director of Elbeco Incorporated, a leading manufacturer of career apparel and uniforms for first responders such as EMS personnel, police and firefighters. He attended Franklin & Marshall College (B.A., Government), Villanova Law School (Juris Doctor) and Temple Law School (LLM, Taxation).

Mohammad A. Khan
, who has served as our director since the commencement of trading of our securities on Nasdaq, is currently the President and a board member of Omnyway, Inc. (previously OmnyPay), which he co-founded in
August 2014, and which abstracts the complexities of disparate digital wallet payment systems to enable elegant, flexible and scalable implementations in physical stores and online. He was a Director of Armada I from August 2021 to August 2024 and a Director of Armada II from May 2025 to August 2025. He was the President and board member of ViVOtech (acquired by a Sequent Software, Inc. in August 2012) from the time he founded it in May 2001 until August 2012. ViVOtech pioneered making a mobile device a viable payment media for consumers using Near Field Communications (NFC) technology as well as making mobile an efficient marketing and advertising channel. While at ViVOtech, Mr. Khan assisted in enabling the adoption of NFC mobile payments through shipping of more than 800,000 NFC POS readers to merchants globally and driving more than 20 field trials of NFC mobile payments, coupons, and loyalty. From 1984 until 1998, he was part of the industry team at VeriFone (acquired by Hewlett Packard in 1997) that led the effort to make Magnetic Stripe Cards the primary payment media for in-store payments,
Smart Cards to be secured payment media
for in-store payments,
and the adoption of Internet payments and
online e-commerce globally.
From February 2014 to January 2021, Mr. Khan had been a board advisor of Poynt Co. which offers an all-in-one omnicommerce
payment solution and which was acquired by GoDaddy, Inc. (NYSE: GDDY) in February 2021. He has served on the boards of numerous FinTech companies, including as Chairman of the Board of YellowPepper Holding Corporation from June 2015 to September 2018, which provided mobile payment solutions, and which was acquired by VISA in October 2020. Mr. Khan is the inventor of more than 40 United States patents which have been granted by the United States Trademark and Patent Office. Mr. Khan attended the University of Engineering & Technology, Lahore, Punjab, Pakistan, and was awarded a B.Sc. in Electrical Engineering. He also attended the University of Hawaii, Manoa, and received a M.S. degree in Electrical Engineering.
Thomas (Tad) A. Decker
, who has served as our director since the commencement of trading of our securities on Nasdaq, has been the Vice Chairman of Cozen O’Connor, a law firm with 30 offices and over 775 attorneys, since 2013. He served as Chief Executive Officer of the firm from 2007 to 2012, and as Managing Partner from May 2000 until 2004. He was a Director of Armada I from August 2021 to August 2024 and a Director of Armada II from May 2025 to August 2025. From 2004 until 2007, he served as inaugural Chairman of the Pennsylvania Gaming Control Board following the appointment by Pennsylvania Governor Edward G. Rendell. He served as General Counsel and Executive Vice President for Asbury Automotive, Inc. from 1999 to 2000; General Counsel and Executive Vice President for Unisource Worldwide, Inc. (NYSE: UWW) from 1997 to 1999; and General Counsel, Secretary, Acting CFO and Chief Operating Officer for Saint- Gobain Corporation from 1974 to 1997. From 2004 and until 2019, he has served on the board of directors of Actua Corporation (Nasdaq: ACTA), including serving as a member of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. He served as a Director and a member at various times of the Audit Committee and Compensation Committee of Pierce Leahy Corporation (NYSE: PLH) from 1993 to 1999, and has served as a board member of numerous nonprofit institutions. He is also a director of The Gesu School. He is a former chair of the Philadelphia Municipal Authority and a former board member of the Delaware River Port Authority, Port Authority Transit Corp. (PATCO), the Philadelphia Zoo, and a former a vice chair of the Kimmel Center for the Performing Arts. Mr. Decker has a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts (History) degree from the University of Pennsylvania. Mr. Decker served in the United States Army earning the rank of Captain.
Celso L. White
, who has served as our director since the commencement of trading of our securities on Nasdaq, has worked as the co-founder of
Igniting Business Growth LLC, a consultancy business, since January 2020. He was a Director of Armada I from August 2021 to August 2024 and a Director of Armada II from May 2025 to August 2025. From 2013 to December 2019, he served as the Global Chief Supply Chain Officer at Molson Coors Brewing Company (“Molson Coors”) (NYSE: TAP), an international brewery. From 2010 to January 2013, he served as the Vice President of International Supply Chain at Molson Coors. From 1998 until 2010, he was at PepsiCola (“Pepsi”) (Nasdaq: PEP), where he had multiple roles. From 2004 until 2010, he was Pepsi’s Vice President and General Manager of Concentrate Operations, responsible for the Americas and parts of Asia. From 1998 until 2004, he led Pepsi’s research and development process and manufacturing technology teams. Since 2018, he has served as a board member of CF Industries Holdings, Inc. (NYSE: CF), a manufacturer and distributor of nitrogen products, and is a member of the board’s Compensation and Management Development Committee. He also serves on the board of Colorado UpLift, a nonprofit organization whose mission is to build long-term relationships with urban youth in Denver, Colorado. He is also a member of the Bradley University Board of Trustees. Mr. White received his MBA with a concentration in Operations Management from DePaul University and a B.S. degree in Electrical Engineering from Bradley University.

There are no family relationships among any of the directors or executive officers.
Involvement in Certain Legal Proceedings
To the best of our knowledge, none of our directors, director appointees, or executive officers have, during the past 10 years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation
S-K.
Corporate Governance
Number and Terms of Office of Officers and Directors
Our Board consists of five members. Prior to our initial business combination, only holders of Class B Shares will be entitled to vote on the appointment and removal of directors, and holders of our public shares will not have the right to vote on such matters during such time. These provisions of our Amended and Restated Memorandum and Articles of Association relating to these rights of holders of Class B Shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds)
of the votes cast by such shareholders as, being entitled to do so, vote in persons or, where proxies are allowed, by proxy at the applicable general meeting of our company. In accordance with Nasdaq corporate governance requirements, we are not required to hold annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.
Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board and the holders of our Class B Shares are authorized to appoint persons to the offices as it deems appropriate pursuant to the Amended and Restated Memorandum and Articles of Association.
Director Independence
The Nasdaq listing rules require that a majority of our Board must be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
We have three “independent directors” as defined in the Nasdaq rules and applicable SEC Rules. Our Board has determined that each of Messrs. Khan, Decker and White is an independent director under applicable Nasdaq and SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our Board has two standing committees: an audit committee and a compensation committee. The rules of Nasdaq and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.
Audit Committee
We have established an audit committee of the Board (“Audit Committee”). Messrs. Khan, Decker and White serve as members of our Audit Committee. Mr. Decker serves as the chairperson of the Audit Committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Each of Messrs. Khan, Decker and White is independent.
Each member of the Audit Committee is financially literate and our Board has determined that Mr. Decker qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the Audit Committee, including:

•
assisting the Board in the oversight of (1) the accounting and financial reporting processes of our Company and the audits of the financial statements of our Company, (2) the preparation and integrity of the financial statements of our Company, (3) the compliance by our Company with financial statement and regulatory requirements, (4) the performance of our Company’s internal finance and accounting personnel and its independent registered public accounting firms, and (5) the qualifications and independence of our Company’s independent registered public accounting firms;

•
reviewing with each of the internal and independent registered public accounting firms the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation;

•
reviewing and discussing with management and internal auditors our Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

•
reviewing and discussing with management, internal auditors and the independent registered public accounting firm our Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

•
receiving and reviewing reports of the independent registered public accounting firm and discussing 1) all critical accounting policies and practices to be used in the firm’s audit of our Company’s financial statements, 2) all alternative treatments of financial information within GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and 3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

•
reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Company prior to the filing of our Annual Report on Form
10-K
and Quarterly Reports on Form
10-Q;

•
reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

•
discussing with management and the independent registered public accounting firm any changes in our Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance
sheet structures and regulatory and accounting initiatives;

•	reviewing material pending legal proceedings involving our Company and other contingent liabilities;

•
meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

•
reviewing and approving all transactions between our Company and related parties or affiliates of the officers of our Company requiring disclosure under Item 404 of Regulation
S-K
prior to our Company entering into such transactions;

•
establishing procedures for the receipt, retention and treatment of complaints received by our Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

•
reviewing periodically with our management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

•	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.
Compensation Committee
We have established a compensation committee of the Board (“Compensation Committee”). The members of our Compensation Committee are Messrs. Khan, Decker and White. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Each of Messrs. Khan, Decker and White is independent. Mr. White serves as the chairman of the Compensation Committee. We have adopted a compensation committee charter, which details the principal functions of the Compensation Committee, including:

•	reviewing the performance of the Chief Executive Officer and executive management;

•	assisting the Board in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);

•
reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluating the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and setting the Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and our philosophy;

•	approving the salaries, bonus and other compensation for all executive officers;

•	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;

•	reviewing and discussing with the Board and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;

•	reviewing and making recommendations concerning executive compensation policies and plans;

•	reviewing and recommending to the Board the adoption of or changes to the compensation of our directors;

•	reviewing and approving the awards made under any executive officer bonus plan, and providing an appropriate report to the Board;

•
reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board, acting as the “Plan Administrator” for equity-based and employee benefit plans;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	reviewing periodic reports from management on matters relating to our personnel appointments and practices;

•	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

•	issuing an annual Report of the Compensation Committee on Executive Compensation for our annual proxy statement in compliance with applicable SEC rules and regulations;

•	annually evaluating the Compensation Committee’s performance and the committee’s charter and recommending to the Board any proposed changes to the charter or the committee; and

•
undertaking all further actions and discharge all further responsibilities imposed upon the Compensation Committee from time to time by the Board, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Khan, Decker and White. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
Prior to our initial business combination, the Board will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for appointment to our Board.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serve, and in the past year have not served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board.
Section 16 (a) Beneficial Ownership Reporting Compliance
We did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during the fiscal year ended December 31, 2025, as the Initial Public Offering was completed in February 2026. As a result, the requirements of Section 16(a) of the Exchange Act were not applicable to our directors, executive officers and persons who own more than 10% of a class of our equity securities during that period.
Code of Ethics
We have adopted a Code of Business Conduct applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and our Board committee charters as exhibits to the registration statement on Form
S-1
(File
No. 333-291013),
as amended, that was initially filed with the SEC on October 22, 2025. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct in a Current Report on Form
8-K.
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards.
The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Limitation on Liability and Indemnification of Officers and Directors
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect and fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association will provide for indemnification of our officers and directors to the maximum extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.
Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION
Executive Officer and Director Compensation
None of our officers or directors has received any cash compensation for services rendered to us. However, these individuals are reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Audit Committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account.
After the completion of our initial business combination, directors or members of our management team who remain with us, may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended, to the Board for determination, either by a committee constituted solely of independent directors or by a majority of the independent directors on our Board.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential initial business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of our shares as of the date of this Annual Report:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not reflect record or beneficial ownership of any shares issuable upon exercise of warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A Shares		Class B Shares
Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Armada Sponsor III, LLC (2)	400,000	1.6%	8,252,834	97.0%
Stephen P. Herbert (2)	400,000	1.6%	8,252,834	97.0%
Douglas M. Lurio (2)	400,000	1.6	8,252,834	97.0%
Mohammad A. Khan (3)	—	—	85,000	1.0%
Thomas A. Decker (3)	—	—	85,000	1.0%
Celso L. White (3)	—	—	85,000	1.0%
All directors and officers as a group (5 persons)	400,000	1.7%	8,507,834	100%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Armada Acquisition Corp. III, Suite 602, 1760 Market Street, Philadelphia, PA 19103.
(2)

Shares shown consist of (i) 8,252,834 Class B Shares and (ii) 400,000 private placement shares underlying the 400,000 private placement units. The managing members of our Sponsor are Stephen P. Herbert and Douglas M. Lurio, who by virtue of their control of our Sponsor may be deemed to share beneficial ownership of the founder shares held by Sponsor. Each of Messrs. Lurio and Herbert disclaims beneficial ownership of the founder shares held by Sponsor.

(3)

Consists of 85,000 Class B Shares, of which 8,500 Class B Shares vested on February 19, 2026 and the remaining 76,500 Class B Shares vest in six equal quarterly installments through the 18-month anniversary of the February 19, 2026.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 29, 2025, our Sponsor purchased 8,852,917 Class B Shares from us for an aggregate purchase price of $25,000, or $0.00282 per share. On December 15, 2025, our Sponsor assigned and transferred an aggregate of 255,000 Class B Shares to each of Messrs. Khan, Decker and White (85,000 Class B Shares each). On February 19, 2026, because the Representatives did not exercise their over-allotment option in full, our Sponsor surrendered and forfeited 345,083 Class B Shares to us for no consideration, following which our Sponsor holds 8,252,834 founder shares.

Simultaneously with the consummation of the Initial Public Offering, our Sponsor purchased 400,000 private placement units at $10.00 per unit, and the Representatives purchased an aggregate of 272,000 private placement units at a price of $10.00 per unit, in each case, on a private placement basis. The foregoing purchases were made by our Sponsor and the Representatives in accordance with Regulation M and Sections 9(a)(2) and 10(b) and Rule 10b-5 of the Exchange Act. A portion of the proceeds from the purchase of the private placement units was placed in the Trust Account described below.

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor, executive officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The holders of our founder shares and private placement shares issued and outstanding, as well as the holders of the private placement warrants, our Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to certain registration rights. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding anything to the contrary, the Representatives may only make a demand on one occasion and only during the five-year period beginning on February 17, 2026. In addition, the Representatives may participate in a “piggy-back” registration only during the seven-year period beginning on February 17, 2026. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Amended and Restated Memorandum and Articles of Association.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Board may also approve the payment of advisory fees to directors in connection with such activities, including board committee service and extraordinary administrative and analytical services. Our Audit Committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Other than the foregoing and as described in this paragraph, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our Board may also approve the payment of advisory fees for such activities, including board committee service, and extraordinary administrative and analytical services. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Sponsor Ownership

Our Sponsor is a U.S.-based limited liability company formed for the purpose of acting as our Sponsor in connection with the Initial Public Offering and our Sponsor conducts no other business. The managing members of our Sponsor is Stephen P. Herbert, our Chief Executive Officer, Executive Chair and Director, and Douglas M. Lurio, our President, Chief Financial Officer, Secretary and Director. Mr. Herbert and Mr. Lurio control the management of our Sponsor, including the exercise of voting and investment discretion over the securities of our company held by our Sponsor. As of the date of this Annual Report, Mr. Herbert and Mr. Lurio own equal membership interests in our Sponsor, which represent 100% of the economic interests in our Sponsor. Additionally, our Sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 275,000 private placement units held by our Sponsor. Non-managing investors have no right to control our Sponsor or participate in any decision regarding the disposal of any security held by our Sponsor, or otherwise. As of the date hereof, other than Mr. Herbert and Mr. Lurio, no other person has a direct or indirect material interest in our Sponsor.

The following chart shows the aggregate ownership of the non-managing investors:

Founder Shares	Private Placement Units	Public Units	Approximate Percentage of Outstanding Ordinary Shares
2,200,000	275,000	—	25%

The non-managing investors do not, under our Sponsor’s operating agreement, have the right to take part in or interfere in any manner with the management, conduct or control of the business of our Sponsor nor have the right to vote on any matter relating to our Sponsor, its business or affairs. In addition, except in the case of incapacity, the non-managing investors have no right to remove the managing member of our Sponsor. Further, our securities owned by our Sponsor may not be withdrawn by any non-managing investor, and such securities would only be distributed to members pursuant to the terms of our Sponsor’s operating agreement in connection with a business combination (absent the dissolution of our Sponsor). The managing member of our Sponsor also has the authority to forfeit our securities held by our Sponsor in connection with a business combination without the approval of the non-managing investors as long as all members are treated equally. Accordingly, none of the non-managing investors have a material interest in our Sponsor. In addition, no non-managing investor owns more than 9.9% of the equity interests in us.

Related Party Policy

Our Code of Business Conduct will require us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the Audit Committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our Audit Committee, pursuant to its written charter, will be responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the Audit Committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors, including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our Board has determined that each of Messrs. Khan, Decker and White is an independent director under applicable SEC rules and the Nasdaq listing standards.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of CBIZ CPAs P.C., or CBIZ, acts as our independent registered public accounting firm. The following is a summary of fees paid to CBIZ for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by CBIZ in connection with regulatory filings. The aggregate fees of CBIZ for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the period from September 19, 2025 (inception) through December 31, 2025 totaled approximately $31,500. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay CBIZ. for any audit-related fees for the period from September 19, 2025 (inception) through December 31, 2025.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay CBIZ for tax services, planning or advice for the period from September 19, 2025 (inception) through December 31, 2025.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay CBIZ for any other services for the period from September 19, 2025 (inception) through December 31, 2025.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

(3) Exhibits:

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-291013), initially filed by the Company on October 22, 2025).

4.2	Specimen Class A Ordinary Shares Certificate (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-291013), initially filed by the Company on October 22, 2025).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4).

4.4	Warrant Agreement, dated February 17, 2026, between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

4.5*	Description of Securities.

10.1	Letter Agreement, dated February 17, 2026, among the Company, the Sponsor and its executive officers and directors (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.2	Private Placement Unit Subscription Agreement, dated February 17, 2026, between the Company and Armada Sponsor III LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.3	Private Placement Unit Subscription Agreement, dated February 17, 2026, between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.4	Private Placement Unit Subscription Agreement, dated February 17, 2026, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.5	Investment Management Trust Agreement, dated February 17, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.6	Registration Rights Agreement, dated February 17, 2026, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.7	Administrative Services Agreement, dated February 17, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.8	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-291013), initially filed by the Company on October 22, 2025).

10.9	Form of Securities Assignment Agreement between the Sponsor and the Company’s independent directors (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-291013), initially filed by the Company on October 22, 2025).

14	Code of Business Conduct (incorporated herein by reference to Exhibit 14 to the Registration Statement on Form S-1 (File No. 333-291013), initially filed by the Company on October 22, 2025).

19*	Insider Trading Policy.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

ITEM	16. FORM 10-K SUMMARY

Not applicable.

ARMADA ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Armada Acquisition Corp. III
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Armada Acquisition Corp. III (the “Company”) as of December 31, 2025, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from September 19, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from September 19, 2025 (inception) through December 31, 2025, in conformity with the accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ CBIZ CPAS P.C.
We have served as the Company’s auditor since 2025.
Morristown, NJ
March 20, 2026
PCAOB ID Number 199

ARMADA ACQUISITION CORP. III
BALANCE SHEET
DECEMBER 31, 2025

ASSETS
Current Assets
Cash	$4,347

Total Current Assets	4,347
Deferred offering costs	327,664

TOTAL ASSETS	$332,011

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$32,031
Accrued offering costs	291,930
Promissory note – r elated party	36,000

Total Current Liabilities	359,961

Total Liabilities	359,961

Commitments and Contingencies (Note 5)
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $ 0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,852,917 shares issued and outstanding (1)	885
Additional paid-in capital	24,115
Accumulated deficit	(52,950)

Total Shareholders’ Deficit	(27,950)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$332,011

(1)
Includes an aggregate of up to 1,136,250 Class B or
d
inary sh
ares s
ubject to forfeiture by the holders thereof depending on the exte
nt to which the underwriters’ over-allotment option was exercised (Note 4).

The accompanying notes are an integral part of the financial statements.

ARMADA ACQUISITION CORP. III
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 19, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative costs	$52,950

Net loss	$(52,950)

Weighted average shares outstanding, basic and diluted (1)	7,716,667

Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)
Excludes an aggregate of up to 1,136,250 Class B ordinar
y sh
ares subject to f
orfei
ture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 4).

The accompanying notes are an integral part of the financial statements.

ARMADA ACQUISITION CORP. III
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM SEPTEMBER 19, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 19, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares (1)	—	—	8,852,917	885	24,115	—	25,000
Net loss	—	—	—	—	—	(52,950)	(52,950)

Balance – December 31, 2025	—	$—	8,852,917	$885	$24,115	$(52,950)	$(27,950)

(1)
Includes an aggregate of up to 1,136,250 Class B ordinary shares subje ct
to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 4).

The accompan
ying
notes are an integral part of the financial statements.

ARMADA ACQUISITION CORP. III
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 19, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(52,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	32,031

Net cash used in operating activities	(20,919)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	25,000
Proceeds from promissory note – related party	36,000
Payment of deferred offering costs	(35,734)

Net cash provided by financing activities	25,266

Net Change in Cash	4,347
Cash – Beginning of period	—

Cash – End of period	$4,347

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$291,930

The accompa
nyin
g notes are an integral part of the financial statements.

ARMADA ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025
1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Organization and General
Armada Acquisition Corp. III (the “Company”) was incorporated as a Cayman Islands exempted company on September 19, 2025. The Company is a newly organized blank check company or special purpose acquisition company (“SPAC”), formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus on target businesses that provide technological services to the financial services industry (“FinTech”),
Software-as-a-Service
(“SaaS”), or artificial intelligence (“AI”). The Company will be an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) upon the closing of the initial public offering (the “Initial Public Offering”) described below.
As of December 31, 2025, the Company had not commenced any operations. All activity for the period from September 19, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest and/or dividend income on investments from the proceeds derived from the Initial Public Offering. On February 12, 2026, the Company amended its Amended and Restated Memorandum of Association to change the Company’s fiscal year end from September 30 to December 31.
Sponsor, Founder and Initial Financing
The Company’s sponsor is Armada Sponsor III LLC, a Delaware limited liability company (the “Sponsor” and is sometimes referred to as the “Founder”). The registration statement for the Company’s Initial Public Offering was declared effective on February 17, 2026. On February 19, 2026, the Company consummated the Initial Public Offering of 24,850,000 units (the “Units”) at $10.00 per Unit, which includes the partial exercise of the over-allotment option of 2,350,000 Units by Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”) and Northland Securities, Inc. (“Northland”) (collectively, the “Underwriters”), which is discussed in Note 3, generating gross proceeds of $248,500,000.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 672,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,720,000. These funds are held in the Trust Account (discussed below). Of those 672,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and the Underwriters purchased 272,000 Private Placement Units.
Transaction costs amounted to $15,546,740, consisting of $4,970,000 of cash underwriting fees, $9,940,000 of deferred underwriting fees, and $636,740 of other offering costs.
The Trust Account
Following the closing of the Initial Public Offering on February 19, 2026, an amount of $248,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company, acting as trustee. The funds will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. The funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.
The Company’s Amended and Restated Memorandum and Articles of Association provides that, except for (x) all interest income that may be released to the Company to pay taxes and (y) up to $100,000 to pay dissolution expenses, as discussed below, none of the funds held in the Trust Account will be released from the Trust Account until the earlier of: (1) the completion of the initial Business Combination within 18 months from the closing of the Initial Public Offering, or such earlier liquidation date as the Board may approve, or such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to the Amended and Restated Memorandum and Articles of Association (the “Completion Window”); (2) redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 18 months from the closing of the Initial Public Offering; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of public shares if the Company does not consummate its initial Business Combination within the Completion Window or (B) with respect to any other material provision relating to the pre-Business
Combination activity and related rights of holders of Class A ordinary shares.

Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and the taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable) or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, net of taxes payable, if any. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the Nasdaq rules. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination.
If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable, if any). As a result, ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is $10.00 per public share ($248,500,000 held in the Trust Account divided by 24,850,000 public shares), as of February 19, 2026.
The Company has 18 months from the closing date of the Initial Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and less up to $100,000 to pay dissolution expenses; and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders entered into agreements with the Company, pursuant to which they will agree: (1) to waive their redemption rights with respect to their founder shares, Private Placement Units and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Units if the Company fails to complete its initial Business Combination within 18 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Liquidity and Capital Resources
The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (Note 4). As of December 31, 2025, the Company had $4,347 in cash and had a working capital deficit of $355,614.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2025, no such Working Capital Loans were outstanding.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company has completed its Initial Public Offering on February 19, 2026, at which time the capital in excess of the funds deposited in the Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Net Loss Per Class B Ordinary Share
Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,136,250 Class B ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 5). On February 19, 2026, the Underwriters partially exercised its over-allotment option and forfeited the unexercised balance resulting in 791,167 no longer subject to forfeiture. As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,347 in cash and did not
have cash equivalents as of December 31, 2025.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Deferred Offering Costs
The Company complies with the requirements of the FASB ASC Topic
340-10-S99
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. On February 19, 2026, upon the completion of the Initial Public Offering, offering costs allocated to the public shares subject to possible redemption were charged to temporary equity and offering costs allocated to the public and private placement warrants within the Units and Private Placement Units, were charged to shareholders’ deficit as public and private placement warrants included in the Units and Private Placement Units, respectively, after management’s evaluation are accounted for under equity treatment.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the period presented.
Warrant Instruments
The Company accounts for the public and private placement warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values
.
Share-Based Compensation
The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation,” guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees
for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

Recent Accounting Pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on February 19, 2026, the Company sold 24,850,000 Units, which includes the partial exercise of the over-allotment option of 2,350,000 Units by the Underwriters, at a price of $10.00 per Unit, generating gross proceeds of $248,500,000. Each Unit consists of one Class A ordinary share, and one-half
of one redeemable warrant to purchase one Class A ordinary share (the “Warrants”). The Warrants will only be exercisable for whole shares at $11.50 per share.
Warrants
— As of December 31, 2025, there were no public warrants and no private placement warrants issued or outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading-day
period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issue the additional Class A ordinary shares or equity-linked securities. On the exercise of any warrant, the exercise price will be paid directly to the Company and not placed in the Trust Account.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use its best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the warrant shares and a current prospectus relating thereto.
If a registration statement covering the issuance of the warrant shares is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may nevertheless, until such time as there is such an effective registration statement and during any period when the Company shall have failed to maintain such an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act. In this circumstance, each holder would pay the exercise price by surrendering warrants exercisable for the number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying such warrants and the difference between the exercise price of such warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A ordinary shares for the five trading days ending on the trading day prior to the date of exercise.
Redemption of Warrants: The Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $
18.00
per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the warrant shares underlying the warrants to be so redeemed is then effective and a current prospectus relating to those warrant shares is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the foregoing conditions are satisfied and the Company issues a notice of redemption, each warrant holder may exercise his, her or its warrants prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 trigger price (as adjusted) as well as the $11.50 exercise price (as adjusted) after the redemption notice is issued. The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants. If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In making such determination, management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on its shareholders of issuing the maximum number of warrant shares issuable upon exercise of outstanding warrants. In such event, the holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of warrant shares underlying the warrants to be so exercised, and the difference between the exercise price of the warrants and the fair market value by (y) the fair market value.
No fractional Class A ordinary share will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.
4. RELATED PARTY TRANSACTIONS
Founder Shares
On September 29, 2025, the Sponsor purchased 8,852,917 Class B ordinary shares (the “founder shares”) from the Company for an aggregate purchase price of $25,000, or $0.00282 per share, of which up to 1,136,250 founder shares were subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised during the Initial Public Offering. On February 19, 2026, the Underwriters partially exercised its over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the Underwriters, 791,167 founder shares are no longer subject to forfeiture and 345,083 founder shares were forfeited, resulting in the Sponsor holding 8,252,834 founder shares.
On December 15, 2025, the Sponsor assigned and transferred and aggregate of 255,000 Class B ordinary shares, of $0.0001 par value per share, to the three directors of the Company (85,000 Class B ordinary shares each). The directors are receiving such shares for their role as directors of the Company. The shares granted have the following vesting terms: (i) 8,500 shares, per director (an aggregate of 25,500 shares) vested upon the closing of the Initial Public Offering, (ii) 76,500 shares per director (an aggregate of 229,500 shares) will vest in six equity quarterly installments after the Initial Public Offering date, until the
18-month
anniversary of the Initial Public Offering, and (iii) the shares shall vest immediately upon the closing of an initial Business Combination of the Company. If the director ceases to be a director of the Company, any shares not vested as per the terms noted above will be forfeited for no consideration. The transfer of the founder shares to the Company’s directors is in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 255,000 shares transferred to the Company’s directors is $490,306 or $1.92 per share. The Company recognized stock-based compensation expense of $49,031 upon the closing of the Initial Public Offering, as such shares vested at that time in accordance with the terms of the transfer. The Company established the initial fair value for the directors’ founder shares using Monte Carlo Simulation Model prepared by a third party valuation team, which takes into consideration the following market assumptions; (i) likelihood of completing the Initial Public Offering was assumed to be 90%, (ii) the common share price was $9.868 based on implied share price, (iii) likelihood of a Business Combination was determined to be 21.7%, (iv) the implied volatility based on the current quoted prices of the warrants and underlying share was 8.0% and (v) a discount for lack of marketability based on a Finnerty put model yielded 2.5%. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors.
Private Placement Units
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 400,000 Private Placement Units at $10.00 per Private Placement Unit in a private placement for an aggregate purchase price of $4,000,000. The Underwriters purchased an aggregate of 272,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement for an aggregate purchase price of $2,720,000.
A portion of the purchase price of the Private Placement Units will be added to the proceeds of Initial Public Offering to be held in the Trust Account. If the initial Business Combination was not completed within 18 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

Certain institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor), referred to as the
“non-managing
investors”, committed, pursuant to written agreement, to purchase, indirectly through the purchase of non-managing
membership interests in the Sponsor, an aggregate of 275,000 Private Placement Units out of the 400,000 Private Placement Units purchased by the Sponsor. Subject to each non-managing
sponsor investor purchasing the Private Placement Units allocated to it in connection with the closing of the Initial Public Offering, the Sponsor issued additional membership interests at a nominal purchase price to the non-managing
investors reflecting interests in an aggregate of approximately 2.2 million founder shares.
The agreement with the
non-managing
investors was entered into directly with the Sponsor entity and it makes reference to the Private Placement Units and founder shares of the Company. The interests and units associated in the agreement are supported on one for one basis with the Company’s underlying Private Placement Units and founder shares. The fact that the Sponsor is providing the non-managing
members with founder shares for their participation in the transaction is considered an inducement and falls under SAB Topic 5A. As such, the Company has obtained a valuation of the founder shares, as of the Initial Public Offering date to account for the charge of such transfer of interests to the non-managing
members. The valuation has identified the fair value of the founder shares to be $1.60 per share as of the close of the Initial Public Offering, on February 19, 2026. Since the cost of these interest allocations to the non-managing
members is considered an offering cost, the Company recorded the fair value of this transaction into equity at the Initial Public Offering date calculated as 2,200,000 interests in founder shares allocated to
n
on
-managing
members at a fair value of $1.60, or $3,513,866.
The third-party valuation firm used a Monte Carlo simulation to value the founder shares. The likelihood of completing the Initial Public Offering was assumed to be 100%; the common share price was $9.847 based on implied share price; likelihood of a Business Combination was determined to be 16.7%; the implied volatility based on the current quoted prices of the warrants and underlying share was 9.6%; and a discount for lack of marketability based on a Finnerty put model yielded 2.8%.
Promissory Note — Related Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest
bearing, unsecured and payable at the earlier of March
31
, 2026 (as amended) or the closing of the Initial Public Offering. As of December 31, 2025, the Company had $36,000 outstanding borrowings under the promissory note. As of February 19, 2026, the Company had an aggregate borrowings of $141,000 under the promissory note, which was fully settled on February 19, 2026, simultaneously with the closing of the Initial Public Offering. Borrowings under the note are no longer available.
Administration Fee
Commencing on February 17, 2026, the effective date of the Company’s registration statement, the Company has agreed to pay the Sponsor $19,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. As of December 31, 2025, such arrangements had no
t been executed, and the Company did
not
incur any fees of administrative services.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2025, no such Working Capital Loans were outstanding.
5. COMMITMENTS AND CONTINGENCIES
Registration Rights
The Company’s initial shareholders, the
non-managing
investors and their permitted transferees can demand that the Company register the founder shares, the private placement shares, the private placement warrants and underlying securities and any securities issued upon conversion of Working Capital Loans, pursuant to an agreement signed on the date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of a majority of these securities or units issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain piggy-back registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Underwriting Agreement
The Company granted the Underwriters a
45-day
option to purchase up to 3,375,000 additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts. On February 19, 2026, the underwriters partially exercised its over-allotment option in the amount of 2,350,000 Units and forfeited the remaining unexercised balance of 1,025,000 Units.
The Company paid an underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,970,000 in the aggregate, upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled up to $0.40 per Unit sold in the Initial Public Offering, or $9,940,000 in the aggregate, and is payable to the Underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions placed in a Trust Account located in the United States and released to the Underwriters only upon the completion of an initial Business Combination.
Service Provider Agreements
Pursuant to a financial advisory services agreement dated October 8, 2025, the Company has agreed to pay a consultant a cash transaction fee equal to 2.0% of the aggregate consideration (as defined in the agreement) in the event the consultant introduces the Company to the target with which the Company completes an initial Business Combination or has substantive discussions with the target on behalf of and at the specific request of the Company with which the Company completes an initial Business Combination, payable only upon and subject to the closing of the initial Business Combination. At the closing of the initial Business Combination, the Company shall reimburse the consultant for all reasonable out-of-pocket
accountable fees and disbursements incurred by the consultant in connection with the performance of its services, provided that such amounts shall not exceed $50,000 in the aggregate without the prior written consent of the Company.
The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination for the period from February 4, 2026 through February 7, 2027 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon the completion the of initial Business Combination, Bishop would be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on the Company’s behalf, provided that such expenses shall not exceed $300 without the Company’s prior consent. As of December 31, 2025, such arrangements had not been executed, and no expenses have been incurred under these agreements.
6. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. As of December 31, 2025, there were no Class A ordinary Shares issued or outstanding.
Class B Ordinary Shares
The Company is authorized to issue
20,000,000
Class B ordinary shares, with a par value of $
0.0001
per share. On September 29, 2025, the Sponsor purchased 8,852,917 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,136,250 Class B ordinary shares were subject to forfeiture to the extent that the Underwriters’ over-allotment option was not exercised in full or in part so that the number of founder shares would equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On December 15, 2025, the Sponsor assigned and transferred an aggregate of 255,000 Class B ordinary shares to the three directors of the Company (85,000 Class B ordinary shares each) as compensation for their services. As of December 31, 2025, there were 8,852,917 Class B ordinary shares issued and outstanding, of which 8,597,917 Class B ordinary shares were held by the Sponsor. On February 19, 2026, the Underwriters partially exercised its over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the Underwriters, 791,167 founder shares are no longer subject to forfeiture and 345,083 founder shares were forfeited, resulting in the Sponsor holding 8,252,834 founder shares.
7. SEGMENT INFORMATION
FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.
The CODM assesses performance for the
single
segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash	$4,347
Deferred Offering costs	$327,664

For the Period from September 19, 2025 (Inception) through December 31, 2025
General and administrative costs	$52,950
The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete an initial Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.
The CODM reviews the position of total assets as reported in the Company’s balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering. The CODM will review the interests and/or dividends that will be earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
8. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that these financial statements were issued. Based on this review, and other than as noted below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.
Commencing on February 17, 2026, the effective date of the Company’s registration statement, the Company has agreed to pay the Sponsor $19,000 per month for office space, administrative and support services.
The registration statement for the Company’s Initial Public Offering was declared effective on February 17, 2026. On February 19, 2026, the Company consummated the Initial Public Offering of 24,850,000 Units at $10.00 per Unit, which includes the partial exercise of the over-allotment option of 2,350,000 Units by the Underwriters, generating gross proceeds of $248,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 672,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,720,000.
Following the closing of the Initial Public Offering, on February 19, 2026, an amount of $248,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, was held in a Trust Account.
On February 19, 2026, the underwriters were paid in cash an underwriting discount of $
0.20
per Unit sold in the Initial Public Offering, or $4,970,000 in the aggregate. Upon the consummation of the initial Business Combination, the Company will pay the Underwriters a deferred underwriting discount of $0.40 per Unit sold in the Initial Public Offering or $9,940,000 in the aggregate, based on the percentage of funds remaining in the Trust Account after redemptions of public shares.

In connection with the 255,000 founder shares that were transferred by the Sponsor to the three directors of the Company on December 15, 2025, 25,500 shares vested upon the closing of the Initial Public Offering, with the remaining 229,500 shares subject to vesting in six equal quarterly installments over 18 months following the Initial Public Offering, subject to continued service, or earlier upon the closing of an initial Business Combination. The fair value of the 255,000 shares transferred to the Company’s directors is $490,306 or $1.92 per share. The Company recognized stock-based compensation expense of $49,031 upon the closing of the Initial Public Offering, as such shares vested at that time in accordance with the terms of the transfer.
On February 19, 2026, certain
non-managing
investors purchased an aggregate of 275,000 Private Placement Units out of the 400,000 Private Placement Units purchased by the Sponsor, indirectly through the Sponsor, resulting in the issuance of approximately 2.2 million founder shares at a nominal purchase price. The Company recorded the fair value of the founder shares transferred to the non-managing
investors at a fair value of $1.60, or $3,513,866.
On February 19, 2026, the Company fully settled the $141,000 outstanding balance of the promissory note. Borrowings under the note are no longer available.
On February 19, 2026, the Company engaged Bishop IR as an investor relations advisor in connection with the initial Business Combination for the period from February 4, 2026 through February 7, 2027 with a monthly fee of $8,500 and a success fee of $100,000, payable only upon and subject to the closing of the initial Business Combination.
On February 20, 2025, the Company invested substantially all of the funds held in its Trust Account in U.S. Treasury securities and purchased $252,863,000 in aggregate principal amount of six-month U.S. Treasury bills maturing on August 20, 2026, at a purchase price of $248,499,765.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of March, 2026.

ARMADA ACQUISITION CORP. III

By:	/s/ Stephen P. Herbert
Name:	Stephen P. Herbert
Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Stephen P. Herbert and Douglas M. Lurio, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of Armada Acquisition Corp. III, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in- fact, or any one or more of them, as herein authorized.

Name	Position	Date

/s/ Stephen P. Herbert Stephen P. Herbert	Chairman, Chief Executive Officer and Director (principal executive officer)	March 20, 2026

/s/ Douglas M. Lurio Douglas M. Lurio	President, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)	March 20, 2026

/s/ Mohammad A. Khan Mohammad A. Khan	Director	March 20, 2026

/s/ Thomas A. Decker Thomas A. Decker	Director	March 20, 2026

/s/ Celso L. White Celso L. White	Director	March 20, 2026