Form 10-Q
period 2026-03-31
Armada Acquisition Corp. III
filed 2026-05-08
CIK 2092897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
March 31
, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-43132

ARMADA ACQUISITION CORP. III
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1885131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1760 Market Street, Suite 602, Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)
(212)
543-6886
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	AACIU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share, included as part of the units	AACI	The Nasdaq Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AACIW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

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
of the Exchange Act). Yes ☒ No ☐
As of May 4, 2026
, there were 25,522,000 Class A ordinary shares issued and outstanding,
16,616,175 of which are included in the Units and 8,233,825 of which are trading separately, and
8,507,834 Class B ordinary shares issued and outstanding.

ARMADA ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ARMADA ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$903,352	$4,347
Prepaid expenses	29,506	—
Prepaid insurance	103,020	—

Total current assets	1,035,878	4,347
Prepaid insurance – long term	90,756	—
Cash and marketable securities held in Trust Account	249,296,894	—
Deferred offering costs	—	327,664

Total Assets	$250,423,528	$332,011

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$230,453	$32,031
Accrued offering costs	101,820	291,930
Promissory note– related party	—	36,000

Total current liabilities	332,273	359,961
Deferred underwriting fee	9,940,000	—

Total Liabilities	10,272,273	359,961

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,850,000 and no shares at redemption value of $10.03 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	249,296,894	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 672,000 and 0 issued and outstanding (excluding 24,850,000 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	67	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,507,834 and 8,852,917 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (1)	851	885
Additional paid-in capital	—	24,115
Accumulated deficit	(9,146,557)	(52,950)

Total Shareholders’ Deficit	(9,145,639)	(27,950)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$250,423,528	$332,011

(1)
At December 31, 2025, included an aggregate of up to 1,136,250 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 4). On February 19, 2026, the Underwriters partially exercised its over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the Underwriters,
791,167
of such founder shares are no longer subject to forfeiture and
345,083
of such founder shares were forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARMADA ACQUISITION CORP. III
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

General and administrative costs	$290,949

Share-based compensation	82.535

Loss from operations	(373,484)
Other income:
Interest earned on cash and marketable securities held in Trust Account	796,894

Other income, net	796,894

Net income	$423,410

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	11,044,444

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.02

Basic weighted average shares outstanding, Class A and B Non-redeemable ordinary shares	8,366,963

Basic net income per share, Class A and B Non-redeemable ordinary shares	$0.02

Diluted weighted average shares outstanding, Class A and B Non-redeemable ordinary shares	8,797,710

Diluted net income per share, Class A and B Non-redeemable ordinary shares	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARMADA ACQUISITION CORP. III
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026 (1)	—	$—	8,852,917	$885	$24,115	$(52,950)	$(27,950)
Sale of 672,000 Private Placement Units	672,000	67	—	—	6,719,933	—	6,720,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,802,050	—	3,802,050
Allocated value of transaction costs to Class A shares	—	—	—	—	(254,374)	—	(254,374)
Capital contribution made by Sponsor related to the interests in founders shares allocated to non-managing members	—	—	—	—	3,513,866	—	3,513,866
Cost of raising capital related to interests in founders shares allocated to non-managing members	—	—	—	—	(3,513,866)	—	(3,513,866)
Forfeiture of Founder Shares	—	—	(345,083)	(34)	34	—	—
Share-based compensation	—	—	—	—	82,535	—	82,535
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,374,293)	(9,517,017)	(19,891,310)
Net income	—	—	—	—	—	423,410	423,410

Balance – March 31, 2026	672,000	$67	8,507,834	$851	$—	$(9,146,557)	$(9,145,639)

(1)
Included an aggregate of up to 1,136,250 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 4). On February 19, 2026, the Underwriters partially exercised its over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the Underwriters,
791,167
of such founder shares are no longer subject to forfeiture and
345,083
of such founder shares were forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARMADA ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$423,410
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(796,894)
Share-based compensation	82,535
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(202,682)
Accrued expenses	198,422

Net cash used in operating activities	(295,209)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(248,500,000)

Net cash used in investing activities	(248,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	243,530,000
Proceeds from sale of Private Placement Units	6,720,000
Proceeds from promissory note – related party	105,000
Repayment of promissory note – related party	(141,000)
Payment of offering costs	(519,786)

Net cash provided by financing activities	249,694,214

Net Change in Cash	899,005
Cash – Beginning of period	4,347

Cash – End of period	$903,352

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$105,460

Deferred offering costs applied through prepayment	$20,600

Accretion of Class A ordinary shares to redemption value	$19,891,310

Deferred underwriting fee payable	$9,940,000

Forfeiture of Founder Shares	$34

Offering costs charged to additional paid-in capital	$636,740

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Organization and General
Armada Acquisition Corp. III (the “Company”) was incorporated as a Cayman Islands exempted company on September 19, 2025. The Company is a newly organized blank check company or special purpose acquisition company formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus on target businesses that provide technological services to the financial services industry (“FinTech”),
Software-as-a-Service
(“SaaS”), or artificial intelligence (“AI”). The Company will be an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) upon the closing of the initial public offering (“Initial Public Offering”) described below.
As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 19, 2025 (date of inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. On February 12, 2026, the Company amended its Amended and Restated Memorandum of Association to change the Company’s fiscal year end from September 30 to December 31.
Sponsor, Founder and Initial Financing
The Company’s sponsor is Armada Sponsor III LLC, a Delaware limited liability company (the “Sponsor” and is sometimes referred to as the “Founder”). The registration statement for the Company’s Initial Public Offering was declared effective on February 17, 2026. On February 19, 2026, the Company consummated the Initial Public Offering of 24,850,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, which includes the partial exercise of the over-allotment option of 2,350,000 Units by Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”) and Northland Securities, Inc. (“Northland”) (collectively, the “Underwriters”)—Note 3, generating gross proceeds of $248,500,000.
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
Transaction costs amounted to $15,546,740, consisting of $4,970,000 of cash underwriting fee, $9,940,000 of deferred underwriting fee, and $636,740 of other offering costs.
The Trust Account
Upon the closing of the Initial Public Offering on February 19, 2026, an amount of $248,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a Trust Account and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.
The Company’s amended and restated memorandum and articles of association provide that, except for (x) all interest income that may be released to the Company to pay taxes and (y) up to $100,000 to pay dissolution expenses, as discussed below, none of the funds held in the Trust Account will be released from the Trust Account until the earlier of: (1) the completion of the initial Business Combination within the completion window; (2) redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 18 months from the closing of the Initial Public Offering; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial business combination or to redeem 100% of public shares if the Company does not consummate its initial Business Combination within the completion window or (B) with respect to any other material provision relating to the pre-Business
Combination activity and related rights of holders of Class A ordinary shares.
On February 20, 2026, the Company invested substantially all of the funds held in the Trust Account in U.S. Treasury securities and purchased $252,863,000 in aggregate principal amount of six-month
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

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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
If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable, if any). As a result, such shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering. The amount in the Trust Account is $10.03 per public share ($249,296,894 held in the Trust Account divided by 24,850,000 public shares), as of March 31, 2026.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
Liquidity and Capital Resources
The Company’s liquidity needs up to February 19, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (Note 4). As of March 31, 2026, the Company had $903,352 in cash and had a working capital of $703,605.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the completion window to complete the initial Business Combination. The Sponsor has agreed to defer payment of the administration fees as appropriate to ensure there is sufficient liquidity to support operations of the Company. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $903,352 and $4,347, respectively, in cash and cash equivalents as of March 31, 2026 and December 31, 2025.
Cash and Marketable Securities Held in Trust Account
As of March 31, 2026, the assets held in the Trust Account, amounting to $249,296,894, were held in cash and U.S. Treasury securities. As of December 31, 2025, there were no assets held in the Trust Account.
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
Use of Estimates
The preparation of unaudited condensed financial statement in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the public and private placement warrants within the Unit, were charged to shareholders’ deficit as public and private placement warrants included in the Units, after management’s evaluation are accounted for under equity treatment.

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification 740, “
Income Taxes
” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Class A Shares Subject to Possible Redemption
The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption are presented. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$248,500,000
Less:
Proceeds allocated to public warrants	(3,802,050)
Class A ordinary shares issuance cost	(15,292,366)
Plus:
Accretion of carrying value to redemption value	19,891,310

Class A Ordinary Shares subject to possible redemption, March 31, 2026	$249,296,894

Warrant Instruments
The Company accounts for the public and private placement warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.
Share-Based Compensation
The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees
for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included as an operating expenses in the unaudited condensed statement of operations.

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as redeemable Class A Ordinary Shares and non-redeemable
Class A and Class B ordinary shares. Remeasurement associated with the redeemable shares of Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.
The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of the Over-Allotment Option. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026
	Redeemable	Non- redeemable
	Class A	Class A and B
Basic net income per ordinary share
Numerator:
Allocation of net income	$240,906	$182,504
Denominator:
Basic weighted average shares outstanding	11,044,444	8,366,963

Basic net income per ordinary share	$0.02	$0.02

Diluted net income per ordinary share
Numerator:
Allocation of net income	$235,676	$187,734
Denominator:
Diluted weighted average shares outstanding	11,044,444	8,797,710

Basic net income per ordinary share	$0.02	$0.02

Recent Accounting Pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on February 19, 2026, the Company sold 24,850,000 at a price of $10.00 per Unit, which includes the partial exercise of the over-allotment option of 2,350,000 Units by the Underwriters, generating gross proceeds of $248,500,000. Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value and one-half
of one redeemable warrant to purchase one Class A ordinary share (the “Warrants”). The Warrants will only be exercisable for whole shares at $11.50 per share.
Warrants —
As of March 31, 2026, there were 12,425,000 public warrants and 336,000 private placement warrants outstanding. As of December 31, 2025, there were no warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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
Redemption of Warrants
: The Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders.

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

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS
Founder Shares
On September 29, 2025, the Sponsor purchased 8,852,917 Class B ordinary shares from the Company for an aggregate purchase price of $25,000, or $0.00282 per share, of which up to 1,136,250 founder shares were subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised during the Initial Public Offering. On February 19, 2026, the Underwriters partially exercised its over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the Underwriters, 791,167 of such founder shares are no longer subject to forfeiture and 345,083 of such founder shares were forfeited, resulting in the Sponsor holding 8,252,834 founder shares.
On December 15, 2025, the Sponsor assigned and transferred and aggregate of 255,000 Class B ordinary shares, of $0.0001 par value per share, to the three directors of the Company (85,000 Class B ordinary shares each). The directors are receiving such shares for their role as directors of the Company. The shares granted have the following vesting terms: (i) 8,500 shares, per director (an aggregate of 25,500 shares) vested upon the closing of the Initial Public Offering, (ii) 76,500 shares per director (an aggregate of 229,500 shares) will vest in six equity quarterly installments after the Initial Public Offering date, until the
18-month
anniversary of the Initial Public Offering, and (iii) the shares shall vest immediately upon the closing of an initial Business Combination of the Company. If the director ceases to be a director of the Company, any shares not vested as per the terms noted above will be forfeited for no consideration. The transfer of the founder shares to the Company’s directors is in the scope of ASC 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 255,000 shares transferred to the Company’s directors is $490,306 or $1.92 per share. The Company recognized share-based compensation expense of $49,031 upon the closing of the Initial Public Offering, as such shares vested at that time in accordance with the terms of the transfer. The Company established the initial fair value for the directors’ founder shares using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) likelihood of completing the Initial Public Offering was assumed to be 90%, (ii) the common share price was $9.868 based on implied share price, (iii) likelihood of a Business Combination was determined to be 21.7%, (iv) the implied volatility based on the current quoted prices of the warrants and underlying share was 8.0% and (v) a discount for lack of marketability based on a Finnerty put model yielded 2.5%. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors.
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
Certain institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor), referred to as the
“non-managing
investors”, committed, pursuant to written agreement, to purchase, indirectly through the purchase of non-managing
membership interests in the Sponsor, an aggregate of 275,000 Private Placement Units out of the 400,000 Private Placement Units purchased by the Sponsor. Subject to each non-managing
sponsor investor purchasing the Private Placement Units allocated to it in connection with the closing of the Initial Public Offering, the Sponsor issued additional membership interests at a nominal purchase price to the non-managing
investors reflecting interests in an aggregate of 2.2 million founder shares.
The agreement with the
non-managing
investors was entered into directly with the Sponsor entity and it makes reference to the Private Placement Units and founder shares of the Company. The interests and units associated in the agreement are supported on one for one basis with the Company’s underlying Private Placement Units and founder shares. The fact that the Sponsor is providing the non-managing
members with founder shares for their participation in the transaction is considered an inducement and falls under SAB Topic 5A. As such, the Company has obtained a valuation of the founder shares, as of the Initial Public Offering date to account for the charge of such transfer of interests to the non-managing
members. The valuation has identified the fair value of the founder shares to be $1.60 per share as of the close of the Initial Public Offering, on February 19, 2026. Since the cost of these interest allocations to the non-managing
members is considered an offering cost, the Company will record the fair value of this transaction into equity at the Initial Public Offering date calculated as 2,200,000 interests in founder shares allocated to non-managing
members at a fair value of $1.60, or $3,513,866.
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
Promissory Note — Re
lated
Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest
bearing, unsecured and payable at the earlier of March 31, 2026 (as amended) or the closing of the Initial Public Offering. As of March 31, 2026, the Company repaid the outstanding balance of the note amounting to $141,000. Borrowings under the note is no longer available.

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Administration Fees
Commencing on February 17, 2026, the Company has agreed to pay the Sponsor $19,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. The Sponsor has agreed to defer payment of the administration fees as appropriate to ensure there is sufficient liquidity to support operations of the Company. As of March 31, 2026, the Company had paid $38,000 in administrative services fees of which $28,500 had been incurred and $9,500 is included in prepaid expenses in the accompanying balance sheet. As of December 31, 2025, the Company did not incur any fees for these services.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
NOTE 5. COMMITMENTS AND CONTINGENCIES
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
The Company paid an underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,970,000 in the aggregate, upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled up to $0.40 per Unit sold in the offering, or $9,940,000 in the aggregate, and is payable to the Underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions to be placed in a Trust Account located in the United States and released to the Underwriters only upon the completion of an initial Business Combination.
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
The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination for the period from February 4, 2026 through February 7, 2027 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon the completion the of initial Business Combination, Bishop would be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on the Company’s behalf, provided that such expenses shall not exceed $300 without the Company’s prior consent. As of March 31, 2026, no
expenses have been incurred under this agreement. As of December 31, 2025, no
expenses have been incurred under this agreement.
Pursuant to a financial advisory services agreement dated March 20, 2026 the Company has agreed to pay a consultant a cash transaction fee equal to 2.0% of the aggregate consideration (as defined in the agreement) in the event the consultant introduces the Company to the target with which the Company completes an initial Business Combination or has substantive discussions with the target on behalf of and at the specific request of the Company with which the Company

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

completes an initial Business Combination, payable only upon and subject to the closing of the initial Business Combination. At the closing of the initial Business Combination, the Company shall reimburse the consultant for all reasonable out-of-pocket
accountable fees and disbursements incurred by the consultant in connection with the performance of its services, provided that such amounts shall not exceed $20,000 in the aggregate without the prior written consent of the Company.
As of March 30, 2026, the Company engaged an advisor to perform strategic advisory services in connection with performing due diligence of potential target companies at a rate of $5,000 per month during the term of the agreement (to be prorated for partial months of service). The Company may elect to defer payment of any or all compensation, and any such deferred compensation shall be due and payable to the advisor at the time of the initial Business Combination or, if earlier, the dissolution of the Company. As of March 31,2026 a de minimis amount was included in accrued expenses in the accompanying condensed balance sheets.
Pursuant to a finder’s agreement dated May 4, 2026 the Company has agreed to pay Brookline Capital Markets, a division of Arcadia Securities, LLC, a cash transaction fee equal to 1.0% of the aggregate consideration (as defined in the agreement) in the event the consultant introduces the Company to the target with which the Company completes an initial Business Combination, payable only upon and subject to the closing of the initial Business Combination.
NOTE 6. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000
preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 672,000 and 0 Class A ordinary shares issued and outstanding, excluding
24,850,000
and no shares subject to possible redemption, respectively.
Class B Ordinary Shares
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2025, the Sponsor purchased
8,852,917
Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,136,250 Class B ordinary shares were subject to forfeiture to the extent that the Underwriters’ over-allotment option was not exercised in full or in part so that the number of founder shares would equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On December 15, 2025, the Sponsor assigned and transferred an aggregate of 255,000 Class B ordinary shares to the three directors of the Company (85,000 Class B ordinary shares each) as compensation for their services. On February 19, 2026, the Underwriters partially exercised its over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the Underwriters, 791,167 of such founder shares are no longer subject to forfeiture and 345,083 of such founder shares were forfeited, resulting in the Sponsor holding 8,252,834 founder shares.
NOTE 7. SEGMENT INFORMATION
FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.
The CODM assesses performance for the
single
segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$903,352	$4,347
Cash and marketable securities held in Trust Account	$249,296,894	$—

For the Three Months Ended March 31, 2026
General and administrative costs	$373,484
Interest earned on cash and marketable securities held in Trust Account	$796,894

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.
The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering.
NOTE 8. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
The following table presents information about the Company’s assets and equity that are measured at fair value as of March 31, 202
6
, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$249,296,894	$—
The fair value of the public warrants is $3,802,050 or $0.306 per public warrant. The fair value of public warrants was measured non-recurring basis was determined using Monte Carlo Simulation Model. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance.

The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

February 19, 2026
Underlying share price	$9.847
Exercise price	$11.50
Volatility	9.60%
Risk-free rate	3.48%
Weighted term (years)	2.33

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 9. SHARE-BASED COMPENSATION
As discussed in Note 4, on December 15, 2025, the Sponsor assigned and transferred and aggregate of 255,000 Class B ordinary shares, of $0.0001 par value per share, to the three directors of the Company (85,000 Class B ordinary shares each). The directors are receiving such shares for their role as directors of the Company. The shares granted have the following vesting terms: (i) 8,500 shares, per director (an aggregate of 25,500 shares) vested upon the closing of the Initial Public Offering, (ii) 76,500 shares per director (an aggregate of 229,500 shares) will vest in six equity quarterly installments after the Initial Public Offering date, until the
18-month
anniversary of the Initial Public Offering, and (iii) the shares shall vest immediately upon the closing of an initial Business Combination of the Company. If the director ceases to be a director of the Company, any shares not vested as per the terms noted above will be forfeited for no consideration.
The transfer of the founder shares to the Company’s directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 255,000 shares transferred to the Company’s directors is $490,306 or $1.92 per share. The Company recognized share-based compensation expense of $49,031 upon the closing of the Initial Public Offering, as such shares vested at that time in accordance with the terms of the transfer. The Company established the initial fair value for the directors’ founder shares was measured non-recurring basis was determined using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) likelihood of completing the Initial Public Offering was assumed to be 90%, (ii) the common share price was $9.868 based on implied share price, (iii) likelihood of a Business Combination was determined to be 21.7%, (iv) the implied volatility based on the current quoted prices of the warrants and underlying share was 8.0% and (v) a discount for lack of marketability based on a Finnerty put model yielded 2.5%. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. Subsequent to the closing of the Initial Public offering, an aggregate of 17,425 shares vested which resulted in the Company recognizing an additional $33,504 in share-based compensation expense. For the three months ended March 31, 2026, the aggregate share-based compensation expense was $82,535 and is included in the unaudited condensed statement operations. As of March 31, 2026, there are 212,705 shares remain unvested.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Armada Acquisition Corp. III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Armada Sponsor III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K as filed on March 20, 2026 and its final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 19, 2025 formed for the purpose of entering into a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 19, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $423,410, which consists of interest income on marketable securities held in the Trust Account of $796,894 offset by general and administrative costs of $290,949 and share-based compensation expense of $82,535.

Liquidity and Capital Resources

As of March 31, 2026, we had $903,352 in cash and working capital of $703,605.

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

For the three months ended March 31, 2026, cash used in operating activities was $295,209. Net income of $423,410 was affected by interest earned on cash and marketable securities held in the Trust Account of $796,984, and offset by share-based compensation of $82,535. Changes in operating assets and liabilities used $4,260 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $249,296,894 (including approximately $796,894 of interest income), consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $903,352. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post initial business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. The Sponsor has agreed to defer payment of the administration fees as appropriate to ensure there is sufficient liquidity to support operations of the Company. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company has engaged Bishop as an investor relations advisor in connection with the initial business combination for the period from February 4, 2026 through February 7, 2027 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial business combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon the completion of an initial business combination, Bishop would be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial business combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on the Company’s behalf, provided that such expenses shall not exceed $300 without the Company’s prior consent. As of March 31, 2026, such arrangements had not been executed, and no expenses have been incurred under these agreements. As of December 31, 2025, such arrangements had not been executed, and no expenses have been incurred under these agreements.

Pursuant to a financial advisory services agreement dated March 20, 2026 the Company has agreed to pay Northland Securities, Inc., a consultant, a cash transaction fee equal to 2.0% of the aggregate consideration (as defined in the agreement) in the event the consultant introduces the Company to the target with which the Company completes an initial Business Combination or has substantive discussions with the target on behalf of and at the specific request of the Company with which the Company completes an initial Business Combination, payable only upon and subject to the closing of the initial Business Combination. At the closing of the initial Business Combination, the Company shall reimburse the consultant for all reasonable out-of-pocket accountable fees and disbursements incurred by the consultant in connection with the performance of its services, provided that such amounts shall not exceed $20,000 in the aggregate without the prior written consent of the Company.

The Company has engaged Xavier Casanova, advisor, to perform strategic advisory services in connection with performing due diligence of potential target companies at a rate of $5,000 per month during the term of the agreement (to be prorated for partial months of service). The Company may elect to defer payment of any or all compensation, and any such deferred compensation shall be due and payable to the advisor at the time of the initial Business Combination or, if earlier, the dissolution of the Company. As of March 31, 2026 a de minimis amount was included in accrued expenses in the accompanying condensed balance sheets.

Pursuant to a finder’s agreement dated May 4, 2026 the Company has agreed to pay Brookline Capital Markets, a division of Arcadia Securities, LLC, a cash transaction fee equal to 1.0% of the aggregate consideration (as defined in the agreement) in the event the consultant introduces the Company to the target with which the Company completes an initial Business Combination, payable only upon and subject to the closing of the initial Business Combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 29, 2025, the Sponsor purchased 8,852,917 Class B ordinary shares from the Company for an aggregate purchase price of $25,000, or $0.00282 per share, of which up to 1,136,250 founder shares were subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised during the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Simultaneous with the consummation of the Initial Public Offering, the Sponsor, Cohen & Company Capital Markets and Northland Capital Markets consummated the private placement of an aggregate of 672,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,720,000. A portion of the purchase price of the Private Placement Units and the net proceeds of Initial Public Offering are held in the Trust Account. If the initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units and the net proceeds from the Initial Public Offering held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law). The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.
On February 19, 2026, we consummated the Initial Public Offering of 24,850,000 Units at $10.00 per Unit, which includes the partial exercise of the over-allotment option of 2,350,000 Units by the Underwriters, generating gross proceeds of $248,500,000. Cohen & Company Capital Markets and Northland Capital Markets acted as underwriters of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form
S-1
(No.
333-291013).
The Securities and Exchange Commission declared the registration statement effective on February 17, 2026.
Offering costs of the Initial Public Offering amounted to $15,546,740, consisting of $4,970,000 of cash underwriting fee, $9,940,000 of deferred underwriting fee, and $636,740 of other offering costs and expenses. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $248,500,000 of the net proceeds from our Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account, and invested as described elsewhere in this Quarterly Report on
Form 10-Q.
There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement Units as is described in the Company’s final prospectus related to the Initial Public Offering.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated February 17, 2026, between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, and Northland Securities, Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

4.1	Warrant Agreement, dated February 17, 2026, between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.1	Private Placement Unit Subscription Agreement, dated February 17, 2026, between the Company and Armada Sponsor III LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.2	Private Placement Unit Subscription Agreement, dated February 17, 2026, between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.3	Private Placement Unit Subscription Agreement, dated February 17, 2026, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.4	Investment Management Trust Agreement, dated February 17, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.5	Registration Rights Agreement, dated February 17, 2026, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.6	Administrative Services Agreement, dated February 17, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.7	Letter Agreement, dated February 17, 2026, among the Company, the Sponsor and its executive officers and directors (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.8	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-291013), initially filed by the Company on October 22, 2025).

10.9	Form of Securities Assignment Agreement between the Sponsor and the Company’s independent directors (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-291013), initially filed by the Company on October 22, 2025).

10.10*	Form of Amendment No. 1 to the Securities Assignment Agreement by and among the Company, the Sponsor and the Company’s independent directors.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. III

Date: May 8, 2026	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President, Chief Financial Officer, Secretary and Director
(Principal Financial And Accounting Officer)