Form 10-Q
period 2026-06-30
Armada Acquisition Corp. III
filed 2026-08-12
CIK 2092897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
June 30
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
(215)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
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
Rule 12b-2of
the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act). Yes ☒ No ☐
As of August 7, 2026, there were 25,522,000 Class A ordinary shares issued and outstanding, 2,683,235 of which are included in the Units and 22,838,765 of which are trading separately, and 8,507,834 Class B ordinary shares issued and outstanding.

ARMADA ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ARMADA ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$708,174	$4,347
Prepaid expenses	57,506	—
Prepaid insurance	103,020	—

Total current assets	868,700	4,347
Prepaid insurance – long term	52,328	—
Cash and marketable securities held in Trust Account	251,572,228	—
Deferred offering costs	—	327,664

Total Assets	$252,493,256	$332,011

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$252,947	$32,031
Accrued offering costs	75,000	291,930
Promissory note– related party	—	36,000

Total current liabilities	327,947	359,961

Deferred legal fees	33,042	—
Deferred underwriting fee	9,940,000	—

Total Liabilities	10,300,989	359,961

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,850,000 and no shares at redemption value of $10.12 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	251,572,228	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 672,000 and 0 issued and outstanding (excluding 24,850,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	67	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,507,834 and 8,852,917 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively(1)	851	885
Additional paid-in capital	—	24,115
Accumulated deficit	(9,380,879)	(52,950)

Total Shareholders’ Deficit	(9,379,961)	(27,950)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$252,493,256	$332,011

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

ARMADA ACQUISITION CORP. III
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Th r ee Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$234,322	$525,271
Share-based compensation	73,546	156,081

Loss from operations	(307,868)	(681,352)
Other income:
Interest earned on cash and marketable securities held in Trust Account	2,275,334	3,072,228

Other income	2,275,334	3,072,228

Net income	$1,967,466	$2,390,876

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	24,850,000	17,985,359

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.06	$0.09

Basic weighted average shares outstanding, Class A and B Non-redeemable ordinary shares	9,179,834	8,775,644

Basic weighted average shares outstanding, Class A and B Non-redeemable ordinary shares	$0.06	$0.09

Diluted weighted average shares outstanding, Class A and B Non-redeemable ordinary shares	9,179,834	$8,994,199

Diluted net income per share, Class A and B Non-redeemable ordinary shares	$0.06	$0.09

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARMADA ACQUISITION CORP. III
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026(1)	—	$—	8,852,917	$885	$24,115	$(52,950)	$(27,950)
Sale of 672,000 Private Placement Units	672,000	67	—	—	6,719,933	—	6,720,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,802,050	—	3,802,050
Allocated value of transaction costs to Class A shares	—	—	—	—	(254,374)	—	(254,374)
Capital contribution made by Sponsor related to the interests in founders shares allocated to non-managing members	—	—	—	—	3,513,866	—	3,513,866
Cost of raising capital related to interests in founders shares allocated to non-managing members	—	—	—	—	(3,513,866)	—	(3,513,866)
Forfeiture of Founder Shares	—	—	(345,083)	(34)	34	—	—
Share-based compensation	—	—	—	—	82,535	—	82,535
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,374,293)	(9,517,017)	(19,891,310)
Net income	—	—	—	—	—	423,410	423,410

Balance – March 31, 2026	672,000	67	8,507,834	851	—	(9,146,557)	(9,145,639)
Share-based compensation	—	—	—	—	73,546	—	73,546
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(73,546)	(2,201,788)	(2,275,334)
Net income	—	—	—	—	—	1,967,466	1,967,466

Balance – June 30, 2026	672,000	$67	8,507,834	$851	$—	$(9,380,879)	$(9,379,961)

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

ARMADA ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,390,876
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(3,072,228)
Share-based compensation	156,081
Changes in operating assets and liabilities:
Prepaid expenses	(192,254)
Accrued expenses	220,916
Deferred legal fees	33,042

Net cash used in operating activities	(463,567)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(248,500,000)

Net cash used in investing activities	(248,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	243,530,000
Proceeds from sale of Private Placement Units	6,720,000
Proceeds from promissory note – related party	105,000
Repayment of promissory note – related party	(141,000)
Payment of offering costs	(546,606)

Net cash provided by financing activities	249,667,394

Net Change in Cash	703,827
Cash – Beginning of period	4,347

Cash – End of period	$708,174

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$105,460

Deferred offering costs applied through prepayment	$20,600

Accretion of Class A ordinary shares to redemption value	$22,166,644

Deferred underwriting fee payable	$9,940,000

Forfeiture of Founder Shares	$34

Offering costs charged to additional paid-in capital	$636,740

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Organization and General
Armada Acquisition Corp. III (the “Company”) was incorporated as a Cayman Islands exempted company on September 19, 2025. The Company is a newly organized blank check company or special purpose acquisition company formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not finalized any specific Business Combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus on target businesses that provide technological services to the financial services industry (“FinTech”),
Software-as-a-Service
(“SaaS”), or artificial intelli
g
ence (“AI”). The Company became an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) upon the closing of the initial public offering (“Initial Public Offering”) described below.
As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 19, 2025 (date of inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. On February 12, 2026, the Company amended its Amended and Restated Memorandum of Association to change the Company’s fiscal year end from September 30 to December 31.
Sponsor, Founder and Initial Financing
The Company’s sponsor is Armada Sponsor III LLC, a Delaware limited liability company (the “Sponsor” and is sometimes referred to as the “Founder”). The registration statement for the Company’s Initial Public Offering was declared effective on February 17, 2026. On February 19, 2026, the Company consummated the Initial Public Offering of 24,850,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3, which includes the partial exercise of the over-allotment option of 2,350,000 Units by Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”) and Northland Securities, Inc. (“Northland”) (collec tiv
ely, the “Underwriters”)—Note 3, generating gross proceeds of $248,500,000.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 672,000 Private Placement Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,720,000. A portion of these funds are held in the Trust Account (discussed below). Of those 672,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units and the Underwriters purchased 272,000 Private Placement Units.
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
The Company’s amended and restated memorandum and articles of association provide that, except for (x) all interest income that may be released to the Company to pay taxes and (y) up to $100,000 to pay dissolution expenses, as discussed below, none of the funds held in the Trust Account will be released from the Trust Account until the earlier of: (1) the completion of the initial Business Combination within the Completion Window (as defined below); (2) redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 18 months from the closing of the Initial Public Offering; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial business combination or to redeem 100% of public shares if the Company does not consummate its initial Business Combination within the Completion Window or (B) with respect to any other material provision relating to the pre-Business
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
If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable, if any). As a result, such shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering. The amount in the Trust Account is $10.12 per public share ($251,572,228 held in the Trust Account divided by 24,850,000 public shares), as of June 30, 2026.
The Company has 18 months from the closing date of the Initial Public Offering (the “Completion Window”) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and less up to $100,000 to pay dissolution expenses; and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders entered into agreements with the Company, pursuant to which they will agree: (1) to waive their redemption rights with respect to their founder shares, Private Placement Units and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Units if the Company fails to complete its initial Business Combination within 18 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time
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
for the period ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources
The Company’s liquidity needs up to February 19, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (Note 4). As of June 30, 2026, the Company had $708,174 in cash and had a working capital of $540,753.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. The Sponsor has agreed to defer payment of the administration and legal fees as appropriate to ensure there is sufficient liquidity to support operations of the Company. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statement.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $708,174 and $4,347, respectively, in cash and no cash equivalents as of June 30, 2026 and December 31, 2025.
Cash and Marketable Securities Held in Trust Account
As of June 30, 2026, the assets held in the Trust Account, amounting to $251,572,228, were held in cash and U.S. Treasury securities. As of December 31, 2025, there were no assets held in the Trust Account.
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
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Class A Ordinary Shares Subject to Possible Redemption
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
The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption are presented.

As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$248,500,000
Less:
Proceeds allocated to public warrants	(3,802,050)
Class A ordinary shares issuance cost	(15,292,366)
Plus:
Accretion of carrying value to redemption value	22,166,644

Class A Ordinary Shares subject to possible redemption, June 30, 2026	$251,572,228

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
“Distinguishing Liabilities from Equity” (“ASC
480-10-S99”),
the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,436,725	$530,741	$1,606,844	$784,032
Denominator:
Allocation of net income	24,850,000	9,179,834	17,985,359	8,775,644

Basic net income per ordinary share	$0.06	$0.06	$0.09	$0.09

Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,436,725	$530,741	$1,593,828	$797,048
Denominator:
Diluted weighted average shares outstanding	24,850,000	9,179,834	17,985,359	8,994,199

Diluted net income per ordinary share	$0.06	$0.06	$0.09	$0.09

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
Warrants —
As of June 30, 2026, there were 12,425,000 public warrants and 336,000 private placement warrants outstanding. As of December 31, 2025, there were no warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.
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

On December 15, 2025, the Sponsor assigned and transferred Class B ordinary shares to the three directors of the Company (see Note 9). The directors are receiving such shares for their role as directors of the Company. The shares granted have the following vesting terms: (i) 8,500 shares, per director (an aggregate of 25,500 shares) vested upon the closing of the Initial Public Offering, (ii) 76,500 shares per director (an aggregate of 229,500 shares) will vest in six equity quarterly installments after the Initial Public Offering date, until the
18-month
anniversary of the Initial Public Offering, and (iii) the shares shall vest immediately upon the closing of an initial Business Combination of the Company. If the director ceases to be a director of the Company, any shares not vested as per the terms noted above will be forfeited for no consideration. The transfer of the founder shares to the Company’s directors is in the scope of ASC 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 255,000 shares transferred to the Company’s directors is $490,306 or $1.92 per share. The Company recognized share-based compensation expense of $49,031 upon the closing of the Initial Public Offering, as such shares vested at that time in accordance with the terms of the transfer. The Company established the initial fair value for the directors’ founder shares using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) likelihood of completing the Initial Public Offering was assumed to be 90%, (ii) the common share price was $9.868 based on implied share price, (iii) likelihood of a Business Combination was determined to be 21.7%, (iv) the implied volatility based on the current quoted prices of the warrants and underlying share was 8.0% and (v) a discount for lack of marketability based on a Finnerty put model yielded 2.5%. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors.
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
A portion of the purchase price of the Private Placement Units will be added to the proceeds of Initial Public Offering to be held in the Trust Account. If the initial Business Combination is no
t completed within 18 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law).
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
Promissory Note — Related Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest
bearing, unsecured and payable at the earlier of June 30, 2026 (as amended) or the closing of the Initial Public Offering. As of June 30, 2026, the Company repaid the outstanding balance of the note amounting to $141,000. Borrowings under the note is no longer available.

Administration Fees
Commencing on February 17, 2026, the Company has agreed to pay the Sponsor $19,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. The Sponsor has agreed to defer payment of the administration fees as appropriate to ensure there is sufficient liquidity to support operations of the Company. For the three-months ended June 30, 2026 the Company incurred fees of $57,000, no payments were made during the three-months ended June 30, 2026. For the six-months
ended June 30, 2026, the Company incurred and paid fees of $85,500 and $38,000, respectively. As of June 30, 2026, the Company accrued fees of $47,500 which are included in accrued expenses in the accompanying balance sheets. As of December 31, 2025, the Company did not incur any fees for these services.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
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

The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination for the period from February 4, 2026 through February 7, 2027 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon the completion the of initial Business Combination, Bishop would be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on the Company’s behalf, provided that such expenses shall not exceed $300 without the Company’s prior consent. As of June 30, 2026 and December 31, 2025, no expenses have been incurred under this agreement.
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
As of March 30, 2026, the Company engaged an advisor to perform strategic advisory services in connection with performing due diligence of potential target companies at a rate of $5,000 per month during the term of the agreement (to be prorated for partial months of service). The Company may elect to defer payment of any or all compensation, and any such deferred compensation shall be due and payable to the advisor at the time of the initial Business Combination or, if earlier, the dissolution of the Company. As of June 30, 2026, $15,323 was inc
lu
ded in accrued expenses in the accompanying condensed balance sheets.
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
NOTE 6. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 672,000 and 0 Class A ordinary shares issued and outstanding, excluding 24,850,000 and no shares subject to possible redemption, respectively.
Class B Ordinary Shares
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2025, the Sponsor purchased 8,852,917 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,136,250 Class B ordinary shares were subject to forfeiture to the extent that the Underwriters’ over-allotment option was not exercised in full or in part so that the number of founder shares would equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On December 15, 2025, the Sponsor assigned and transferred an aggregate of 255,000 Class B ordinary shares to the three directors of the Company (85,000 Class B ordinary shares each) as compensation for their services. On February 19, 2026, the Underwriters partially exercised its over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the Underwriters, 791,167 of such founder shares are no longer subject to forfeiture and 345,083 of such founder shares were for fei
ted, resulting in the Sponsor holding 8,252,834 founder shares.

NOTE 7. SEGMENT INFORMATION
FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and assess performance.
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

	June 30, 2026	December 31, 2025
Cash	$708,174	$4,347
Cash and marketable securities held in Trust Account	$251,572,228	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$232,322	$525,271
Interest earned on cash and marketable securities held in Trust Account	$2,275,334	$3,072,228
The CODM reviews general and administrative costs and interest earned on cash and marketable securities held in Trust Account to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs and interest earned on cash and marketable securities held in Trust Account, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.
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

The following table presents information about the Company’s assets and equity that are measured at fair value as of June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$251,572,228	$—
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
NOTE 9. SHARE-BASED COMPENSATION
As discussed in Note 4, on December 15, 2025, the Sponsor assigned and transferred and aggregate of 255,000 Class B ordinary shares, of $0.0001 par value per share, to the three directors of the Company (85,000 Class B ordinary shares each). The directors are receiving such shares for their role as directors of the Company. The shares granted have the following vesting terms: (i) 8,500 shares, per director (an aggregate of 25,500 shares) vested upon the closing of the Initial Public Offering, (ii) 76,500 shares per director (an aggregate of 229,500 shares) will vest in six equity quarterly installments after the Initial Public Offering date, until the
18-month
anniversary of the Initial Public Offering, and (iii) the shares shall vest immediately upon the closing of an initial Business Combination of the Company. If the director ceases to be a director of the Company, any shares not vested as per the terms noted above will be forfeited for no consideration. The Company recognizes share-based compensation expense for these awards on a straight-line basis over the requisite service period.
The transfer of the founder shares to the Company’s directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 255,000 shares transferred to the Company’s directors is $490,306 or $1.92 per share. The Company recognized share-based compensation expense of $49,031 upon the closing of the Initial Public Offering, as such shares vested at that time in accordance with the terms of the transfer. The Company established the initial fair value for the directors’ founder shares was measured non-recurring
basis was determined using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) likelihood of completing the Initial Public Offering was assumed to be 90%, (ii) the common share price was $9.868 based on implied share price, (iii) likelihood of a Business Combination was determined to be 21.7%, (iv) the implied volatility based on the current quoted prices of the warrants and underlying share was 8.0% and (v) a discount for lack of marketability based on a Finnerty put model yielded 2.5%. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. Subsequent to the closing of the Initial Public offering, an aggregate of 17,425 shares vested which resulted in the Company recognizing an additional $33,504 in share-based compensation expense. For the three and six months ended June 30, 2026, the aggregate share-based compensation expense was $73,546 and $156,081, respectively, and is included in the unaudited condensed statement operations. As of June 30, 2026, there are 173,825 shares that remain unvested.
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 19, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,967,466, which consists of interest income on marketable securities held in the Trust Account of $2,275,334 offset by general and administrative costs of $234,322 and share-based compensation expense of $73,546.

For the six months ended June 30, 2026, we had a net income of $2,390,876, which consists of interest income on marketable securities held in the Trust Account of $3,072,228 offset by general and administrative costs of $525,271 and share-based compensation expense of $156,081.

Liquidity and Capital Resources

As of June 30, 2026, we had $708,174 in cash and working capital of $540,753.

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

For the six months ended June 30, 2026, cash used in operating activities was $463,567. Net income of $2,390,876 was affected by interest earned on cash and marketable securities held in the Trust Account of $3,072,228 and share-based compensation of $156,081. Changes in operating assets and liabilities used $28,662 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $251,572,228 (including $3,072,228 of interest income), consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $708,174. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company has engaged Bishop as an investor relations advisor in connection with the initial business combination for the period from February 4, 2026 through February 7, 2027 with a monthly fee of $8,500, payable only upon and subject to the closing of the initial business combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon the completion of an initial business combination, Bishop would be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial business combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on the Company’s behalf, provided that such expenses shall not exceed $300 without the Company’s prior consent. As of June 30, 2026, such arrangements had not been executed, and no expenses have been incurred under these agreements. As of December 31, 2025, such arrangements had not been executed, and no expenses have been incurred under these agreements.

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

The Company has engaged an advisor to perform strategic advisory services in connection with performing due diligence of potential target companies at a rate of $5,000 per month during the term of the agreement (to be prorated for partial months of service). The Company may elect to defer payment of any or all compensation, and any such deferred compensation shall be due and payable to the advisor at the time of the initial Business Combination or, if earlier, the dissolution of the Company. As of June 30, 2026, $15,323 was included in accrued expenses in the accompanying condensed balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated February 17, 2026, between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, and Northland Securities, Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

4.1	Warrant Agreement, dated February 17, 2026, between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.1	Private Placement Unit Subscription Agreement, dated February 17, 2026, between the Company and Armada Sponsor III LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.2	Private Placement Unit Subscription Agreement, dated February 17, 2026, between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.3	Private Placement Unit Subscription Agreement, dated February 17, 2026, between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.4	Investment Management Trust Agreement, dated February 17, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.5	Registration Rights Agreement, dated February 17, 2026, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.6	Administrative Services Agreement, dated February 17, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.7	Letter Agreement, dated February 17, 2026, among the Company, the Sponsor and its executive officers and directors (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.8	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-291013), initially filed by the Company on October 22, 2025).

10.9	Form of Securities Assignment Agreement between the Sponsor and the Company’s independent directors (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-291013), initially filed by the Company on October 22, 2025).

10.10	Form of Amendment No. 1 to the Securities Assignment Agreement by and among the Company, the Sponsor and the Company’s independent directors (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ACQUISITION CORP. III

Date: August 12, 2026	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President, Chief Financial Officer, Secretary and Director
(Principal Financial And Accounting Officer)