Form 10-Q
period 2026-09-30
Armada Acquisition Corp. III
filed 2026-11-13
CIK 2092897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-43132

ARMADA ACQUISITION CORP. III
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1885131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1760 Market Street, Suite 602, Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)
(215)543-6886
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
S-T
(§232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
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
of the Exchange Act).
 Yes
☒
 No ☐
As of November
10,
2026, there were 25,522,000
Class A ordinary shares issued and outstanding, 1,354,878 of which are included in the Units and 24,167,122 of which are trading separately, and
8,507,834 Class B ordinary shares issued and outstanding.

ARMADA ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from September 19, 2025 (inception) through September 30, 2025 (Unaudited)	2

	Condensed Statement of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from September 19, 2025 (inception) through September 30, 2025 (Unaudited)	3

	Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from September 19, 2025 (inception) through September 30, 2025(Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	19

Item 4.	Controls and Procedures	19

Part II. Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Part III. Signatures		22

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ARMADA ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$605,987	$4,347
Prepaid expenses	27,743	—
Prepaid insurance	121,008	—
Total current assets	754,738	4,347
Cash and marketable securities held in Trust Account	253,572,965	—
Deferred offering costs	—	327,664

Total Assets	$254,327,703	$332,011

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$660,100	$32,031
Accrued offering costs	75,000	291,930
Promissory note– related party	—	36,000
Deferred legal fees	854,106	—
Total current liabilities	1,589,206	359,961
Deferred underwriting fee	9,940,000	—

Total Liabilities	11,529,206	359,961

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,850,000 and no shares at redemption value of $10.20 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	253,572,965	—
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 672,000 and 0 issued and outstanding (excluding 24,850,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	67	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,507,834 and 8,852,917 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively(1)	851	885
Additional paid-in capital	—	24,115
Accumulated deficit	(10,775,386)	(52,950)
Total Shareholders’ Deficit	(10,774,468)	(27,950)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$254,327,703	$332,011

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

ARMADA ACQUISITION CORP. III
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 19, 2025 (inception) Through September 30, 2025
General and administrative costs	$1,394,507	$1,919,778	$15,281
Share-based compensation	73,546	229,627	—

Loss from operations	(1,468,053)	(2,149,405)	(15,281)
Other income:
Interest earned on cash and marketable securities held in Trust Account	2,000,737	5,072,965	—

Other income	2,000,737	5,072,965	—

Net income (loss)	$532,684	$2,923,560	$(15,281)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	24,850,000	20,298,718	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.02	$0.10	—

Basic weighted average shares outstanding, Class A and B Non-redeemable ordinary shares	9,179,834	8,911,855	7,716,667

Basic net income (loss) per share, Class A and B Non-redeemable ordinary shares	$0.02	$0.10	$(0.00)

Diluted weighted average shares outstanding, Class A and B Non-redeemable ordinary shares	9,179,834	9,056,757	7,716,667

Diluted net income (loss) per share, Class A and B Non-redeemable ordinary shares	$0.02	$0.10	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARMADA ACQUISITION CORP. III
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2026(1)	—	$—	8,852,917	$885	$24,115	$(52,950)	$(27,950)
Sale of 672,000 Private Placement Units	672,000	67	—	—	6,719,933	—	6,720,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,802,050	—	3,802,050
Allocated value of transaction costs to public warrants and Private Placement Units	—	—	—	—	(254,374)	—	(254,374)
Capital contribution made by Sponsor related to the interests in founders shares allocated to non-managing members	—	—	—	—	3,513,866	—	3,513,866
Cost of raising capital related to interests in founders shares allocated to non-managing members	—	—	—	—	(3,513,866)	—	(3,513,866)
Forfeiture of Founder Shares	—	—	(345,083)	(34)	34	—	—
Share-based compensation	—	—	—	—	82,535	—	82,535
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,374,293)	(9,517,017)	(19,891,310)
Net income	—	—	—	—	—	423,410	423,410

Balance – March 31, 2026	672,000	67	8,507,834	851	—	(9,146,557)	(9,145,639)

Share-based compensation	—	—	—	—	73,546	—	73,546
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(73,546)	(2,201,788)	(2,275,334)
Net income	—	—	—	—	—	1,967,466	1,967,466

Balance – June 30, 2026	672,000	67	8,507,834	851	—	(9,380,879)	(9,379,961)

Share-based compensation	—	—	—	—	73,546	—	73,546
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(73,546)	(1,927,191)	(2,000,737)
Net income	—	—	—	—	—	532,684	532,684

Balance – September 30, 2026	672,000	$67	8,507,834	$851	$—	$(10,775,386)	$(10,774,468)

FOR THE PERIOD FROM SEPTEMBER 19, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – September 19, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares(1)	—	—	8,852,917	885	24,115	—	25,000
Net loss	—	—	—	—	—	(15,281)	(15,281)

Balance – September 30, 2025	—	$—	8,852,917	$885	$24,115	$(15,281)	$9,719

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

ARMADA ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30, 2026	For The Period from September 19, 2025 (Inception) To September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$2,923,560	$(15,281)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,072,965)	—
Share-based compensation	229,627	—
Changes in operating assets and liabilities:
Prepaid expenses	(128,151)	—
Accrued expenses	628,069	15,281
Deferred legal fees	854,106	—

Net cash used in operating activities	(565,754)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(248,500,000)	—

Net cash used in investing activities	(248,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	243,530,000	—
Proceeds from sale of Private Placement Units	6,720,000	—
Proceeds from promissory note – related party	105,000	—
Repayment of promissory note – related party	(141,000)	—
Payment of offering costs	(546,606)	—

Net cash provided by financing activities	249,667,394	25,000

Net Change in Cash	601,640	25,000
Cash – Beginning of period	4,347	—

Cash – End of period	$605,987	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$105,460	$29,911

Deferred offering costs applied through prepayment	$20,600	$—

Accretion of Class A ordinary shares to redemption value	$24,167,381	$—

Deferred underwriting fee payable	$9,940,000	$—

Forfeiture of Founder Shares	$34	$—

Other offering costs charged to additional paid-in capital	$636,740	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARMADA ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
As of September 30, 2026, the Company had not commenced any operations. All activity for the period from September 19, 2025 (date of inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. On February 12, 2026, the Company amended its Amended and Restated Memorandum of Association to change the Company’s fiscal year end from September 30 to December 31.
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
The Trust Account
Upon the closing of the Initial Public Offering on February 19, 2026, an amount of $248,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a Trust Account and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below.
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
On February 20, 2026, the Company invested substantially all of the funds held in the Trust Account in U.S. Treasury securities and purchased $252,863,000 in aggregate principal amount of six-month U.S. Treasury bills maturing on August 20, 2026, at a purchase price of $248,499,765. On August 20, 2026, the U.S. Treasury bills matured, and the proceeds were reinvested in U.S. Treasury securities of $252,863,000. As of September 30, 2026, the Trust Account held U.S. Treasury securities and cash of $253,572,965.

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
If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable, if any). As a result, such shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering. The amount in the Trust Account is $10.20 per public share ($253,572,965 held in the Trust Account divided by 24,850,000 public shares), as of September 30, 2026.
The Company has 18 months from the closing date of the Initial Public Offering (the “Completion Window”) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and less up to $100,000 to pay dissolution expenses; and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders entered into agreements with the Company, pursuant to which they will agree: (1) to waive their redemption rights with respect to their founder shares, Private Placement Units and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Units if the Company fails to complete its initial Business Combination within 18 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed timeframe.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form10-Qand Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 20, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern
The Company’s liquidity needs up to February 19, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (Note 4). As of September 30, 2026, the Company had $605,987 in cash and a working capital deficit of $834,468.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic205-40, “Presentation of Financial Statements—Going Concern,” management has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. As of September 30, 2026, the Company had $605,987 in cash and a working capital deficit of $834,468, and the Company expects to continue to incur significant costs in pursuit of its acquisition plans. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans to the Company. In addition, the Company has until August 19, 2027, the end of the Completion Window, to complete the initial Business Combination. If a Business Combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Management plans to address this uncertainty through a Business Combination; however, there can be no assurance that the Company will be able to consummate a Business Combination by the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 19, 2027.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $605,987 and $4,347, respectively, in cash and no cash equivalents as of September 30, 2026 and December 31, 2025.
Cash and Marketable Securities Held in Trust Account
As of September 30, 2026, the assets held in the Trust Account, amounting to $253,572,965, were held in cash and U.S. Treasury securities. As of December 31, 2025, there were no assets held in the Trust Account.
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
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the public and private placement warrants within the Unit, were charged to shareholders’ deficit as public and private placement warrants included in the Units, after management’s evaluation are accounted for under equity treatment.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption are presented.

As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$248,500,000
Less:
Proceeds allocated to public warrants	(3,802,050)
Class A ordinary shares issuance cost	(15,292,366)
Plus:
Accretion of carrying value to redemption value	24,167,381

Class A Ordinary Shares subject to possible redemption, September 30, 2026	$253,572,965

Warrant Instruments
The Company accounts for the public and private placement warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.
Share-Based Compensation
The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using the Monte Carlo model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included as an operating expense in the unaudited condensed statement of operations.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as redeemable Class A Ordinary Shares and non-redeemable Class A and Class B ordinary shares. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from net (loss) income per Ordinary Share as the redemption value approximates fair value.
The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of the Over-Allotment Option. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For The Period from September 19, 2025 (Inception) To September 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$388,988	$143,696	$2,031,611	$891,949	$—	$(15,281)
Denominator:
Basic weighted average shares outstanding	24,850,000	9,179,834	20,298,718	8,911,855	—	7,716,667

Basic net income (loss) per ordinary share	$0.02	$0.02	$0.10	$0.10	$—	$(0.00)

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For The Period from September 19, 2025 (Inception) To September 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$388,988	$143,696	$2,021,583	$901,977	$—	$(15,281)
Denominator:
Diluted weighted average shares outstanding	24,850,000	9,179,834	20,298,718	9,056,757	—	7,716,667

Diluted net income (loss) per ordinary share	$0.02	$0.02	$0.10	$0.10	$—	$(0.00)

Recent Accounting Pronouncements
The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on February 19, 2026, the Company sold 24,850,000 Units at a price of $10.00 per Unit, which includes the partial exercise of the over-allotment option of 2,350,000 Units by the Underwriters, generating gross proceeds of $248,500,000. Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value and one-half of one redeemable warrant to purchase one Class A ordinary share (the “Warrants”). The Warrants will only be exercisable for whole shares at $11.50 per share.
Warrants —As of September 30, 2026, there were 12,425,000 public warrants and 336,000 private placement warrants outstanding. As of December 31, 2025, there were no warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional Class A ordinary shares or equity-linked securities. On the exercise of any warrant, the exercise price will be paid directly to the Company and not placed in the Trust Account.

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
Redemption of Warrants: The Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-dayredemption period”); and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within
a

30-tradingday
period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the warrant shares underlying the warrants to be so redeemed is then effective and a current prospectus relating to those warrant shares is available throughout the 30-dayredemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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

On December 15, 2025, the Sponsor assigned and transferred Class B ordinary shares to the three directors of the Company (see Note 9). The directors are receiving such shares for their role as directors of the Company. The shares granted have the following vesting terms: (i) 8,500 shares, per director (an aggregate of 25,500 shares) vested upon the closing of the Initial Public Offering, (ii) 76,500 shares per director (an aggregate of 229,500 shares) will vest in six equal quarterly installments after the Initial Public Offering date, until the 18-month anniversary of the Initial Public Offering, and (iii) the shares shall vest immediately upon the closing of an initial Business Combination of the Company. If the director ceases to be a director of the Company, any shares not vested as per the terms noted above will be forfeited for no consideration. The transfer of the founder shares to the Company’s directors is in the scope of ASC 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 255,000 shares transferred to the Company’s directors is $490,306 or $1.92 per share. The Company recognized share-based compensation expense of $49,031 upon the closing of the Initial Public Offering, as such shares vested at that time in accordance with the terms of the transfer. The Company established the initial fair value for the directors’ founder shares using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) likelihood of completing the Initial Public Offering was assumed to be 90%, (ii) the common share price was $9.868 based on implied share price, (iii) likelihood of a Business Combination was determined to be 21.7%, (iv) the implied volatility based on the current quoted prices of the warrants and underlying share was 8.0% and (v) a discount for lack of marketability based on a Finnerty put model yielded 2.5%. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors.
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
The agreement with the
non-managing
investors was entered into directly with the Sponsor entity and it makes reference to the Private Placement Units and founder shares of the Company. The interests and units associated in the agreement are supported on one for one basis with the Company’s underlying Private Placement Units and founder shares. The fact that the Sponsor is providing the non-managing
members with founder shares for their participation in the transaction is considered an inducement and falls under SAB Topic 5A. As such, the Company has obtained a valuation of the founder shares, as of the Initial Public Offering date to account for the charge of such transfer of interests to the non-managing
members. The valuation has identified the fair value of the founder shares to be approximately $1.60 per share as of the close of the Initial Public Offering, on February 19, 2026. Since the cost of these interest allocations to the non-managing
members is considered an offering cost, the Company recorded the fair value of this transaction into equity at the Initial Public Offering date calculated as 2,200,000 interests in founder shares allocated to non-managing
members at a fair value of approximately $1.60, or $3,513,866.
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
Promissory Note — Related Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest
bearing, unsecured and payable at the earlier of September 30, 2026 (as amended) or the closing of the Initial Public Offering. As of September 30, 2026, the Company repaid the outstanding balance of the note amounting to $141,000. Borrowings under the note is no longer available.

Administration Fees
Commencing on February 17, 2026, the Company has agreed to pay the Sponsor $19,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. The Sponsor has agreed to defer payment of the administration fees as appropriate to ensure there is sufficient liquidity to support operations of the Company. For the three-months ended September 30, 2026 the Company incurred fees of $57,000, no payments were made during the three-months ended September 30, 2026. For the nine-months ended September 30, 2026, the Company incurred and paid fees of $142,500 and $38,000, respectively. As of September 30, 2026, the Company accrued fees of $104,500 which are included in accrued expenses in the accompanying balance sheets. As of December 31, 2025, the Company did not incur any fees for these services.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
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

The Company has engaged Bishop IR (“Bishop”) as an investor relations advisor in connection with the initial Business Combination pursuant to an agreement dated February 19, 2026, for an initial term from February 4, 2026 through February 3, 2027, which automatically renews for successive one-year
terms, with a monthly fee of $8,500, payable only upon and subject to the closing of the initial Business Combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon the completion of the initial Business Combination, Bishop would be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial Business Combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on the Company’s behalf, provided that such expenses shall not exceed $300 without the Company’s prior consent. As of September 30, 2026 and December 31, 2025, no expenses have been incurred under this agreement.
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
As of March 30, 2026, the Company engaged an advisor to perform strategic advisory services in connection with performing due diligence of potential target companies at a rate of $5,000 per month during the term of the agreement (to be prorated for partial months of service). The Company may elect to defer payment of any or all compensation, and any such deferred compensation shall be due and payable to the advisor at the time of the initial Business Combination or, if earlier, the dissolution of the Company. As of September 30, 2026, $30,323 was included in accrued expenses in the accompanying condensed balance sheets.
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
On September 25, 2026, the Company engaged Cohen & Company Securities, LLC (CCM) as its capital markets advisor in connection with a potential initial Business Combination. Upon the closing of the initial Business Combination, CCM will receive an advisory fee of 400,000 ordinary shares of the post-Business Combination company. The Company also agreed to reimburse CCM’s out-of-pocket
expenses whether or not an initial Business Combination is consummated. As the advisory fee is contingent upon the closing of the initial Business Combination, no amount has been recognized as of September 30, 2026.
Deferred Legal Fees
Certain legal advisors have agreed to defer payment of their fees incurred in connection with the Company’s pursuit of an initial Business Combination and its Exchange Act reporting until the consummation of an initial Business Combination or the wind-down of the Company. If an initial Business Combination is not consummated, such fees would be payable at a discount, subject to caps. The Company will recognize any such reduction only if and when the initial Business Combination is terminated. One legal advisor is also entitled to a premium on fees incurred, payable only upon the closing of an initial Business Combination; no amount has been recognized for such premium as of September 30, 2026. As of September 30, 2026, deferred legal fees amounted to $854,106 and are included in current liabilities in the accompanying condensed balance sheets. As of December 31, 2025, there were no deferred legal fees.
NOTE 6. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 672,000 and 0 Class A ordinary shares issued and outstanding, excluding 24,850,000 and no shares subject to possible redemption, respectively.
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
The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$605,987	$4,347
Cash and marketable securities held in Trust Account	$253,572,965	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 19, 2025 (inception) Through September 30, 2025
General and administrative costs	$1,394,507	$1,919,778	$15,281
Interest earned on cash and marketable securities held in Trust Account	$2,000,737	$5,072,965	$—

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
The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. For periods prior to the Initial Public Offering the CODM regularly reviewed the status of deferred costs incurred to assess if these were in line with the planned use of proceeds to be raised from the public offering.
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

The following table presents information about the Company’s assets and equity that are measured at fair value as of September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$253,572,965	$—
The fair value of the public warrants is $3,802,050 or $0.306 per public warrant. The fair value of public warrants was measured on a non-recurring
basis using a Monte Carlo Simulation Model. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

February 19, 2026
Underlying share price	$9.847
Exercise price	$11.50
Volatility	9.60%
Risk-free rate	3.48%
Weighted term (years)	2.33
NOTE 9. SHARE-BASED COMPENSATION
As discussed in Note 4, on December 15, 2025, the Sponsor assigned and transferred an aggregate of 255,000 Class B ordinary shares, of $0.0001 par value per share, to the three directors of the Company (85,000 Class B ordinary shares each). The directors are receiving such shares for their role as directors of the Company. The shares granted have the following vesting terms: (i) 8,500 shares, per director (an aggregate of 25,500 shares) vested upon the closing of the Initial Public Offering, (ii) 76,500 shares per director (an aggregate of 229,500 shares) will vest in six equal quarterly installments after the Initial Public Offering date, until the 18-month anniversary of the Initial Public Offering, and (iii) the shares shall vest immediately upon the closing of an initial Business Combination of the Company. If the director ceases to be a director of the Company, any shares not vested as per the terms noted above will be forfeited for no consideration. The Company recognizes share-based compensation expense for these awards on a straight-line basis over the requisite service period.
The transfer of the founder shares to the Company’s directors is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 255,000 shares transferred to the Company’s directors is $490,306 or $1.92 per share. The Company recognized share-based compensation expense of $49,031 upon the closing of the Initial Public Offering, as such shares vested at that time in accordance with the terms of the transfer. The Company established the initial fair value for the directors’ founder shares was measured on a non-recurring basis using a Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) likelihood of completing the Initial Public Offering was assumed to be 90%, (ii) the common share price was $9.868 based on implied share price, (iii) likelihood of a Business Combination was determined to be 21.7%, (iv) the implied volatility based on the current quoted prices of the warrants and underlying share was 8.0% and (v) a discount for lack of marketability based on a Finnerty put model yielded 2.5%. The founder shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. Subsequent to the closing of the Initial Public offering, an aggregate of 93,925 shares vested which resulted in the Company recognizing an additional $180,596 in share-based compensation expense. For the three and nine months ended September 30, 2026, the aggregate share-based compensation expense was $73,546 and $229,627, respectively, and is included in the unaudited condensed statement of operations. As of September 30, 2026, there are 135,575 shares that remain unvested.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
Entry into a Material Definitive Agreement
On October 31, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Armada Sponsor III, LLC, a Delaware limited liability company (the “Sponsor”), Brains Bioceutical Corp., a company existing under the laws of British Columbia (“Brains”), and Brains Therapeutics Corp., a company incorporated under the laws of British Columbia (“PubCo”). The Business Combination Agreement contemplates the proposed business combination among Brains, the Company and PubCo (the “Business Combination”) which will be completed through a series of transactions, including the merger of a wholly owned subsidiary of PubCo with and into the Company, with the Company continuing as the surviving entity (the “Cayman Merger”), and the amalgamation of a wholly owned subsidiary of PubCo with Brains pursuant to a plan of arrangement under the Business Corporations Act (British Columbia), with Brains continuing as the amalgamated entity (the “Amalgamation”). As a result of the Business Combination, the Company and Brains will each become wholly owned subsidiaries of PubCo.
Pursuant to the Business Combination Agreement, the Company’s outstanding Class A ordinary shares will be exchanged for common shares of PubCo, and PubCo will assume the Company’s outstanding warrants. The aggregate consideration to be delivered to the security holders of Brains in connection with the Business Combination will be based on an implied pre-money equity value of approximately $750.0 million, subject to certain adjustments set forth in the Business Combination Agreement. In addition, the Business Combination Agreement provides for 14,705,882 additional PubCo common shares to be issued to Brains shareholders at closing and held in escrow, subject to release upon the satisfaction of certain share price targets during the three-year period following closing.
The parties have also agreed to use commercially reasonable efforts to obtain one or more transaction financings with aggregate proceeds of up to $100 million in connection with the Business Combination. Consummation of the Business Combination is subject to customary closing conditions, including, among others, the receipt of required shareholder and regulatory approvals, the effectiveness of a registration statement on Form F-4, the receipt of applicable court approvals in British Columbia and the approval for listing of PubCo’s securities on Nasdaq Stock Market or another agreed upon securities exchange. The Business Combination Agreement contains reasonably customary representations, warranties, covenants and termination provisions, including a termination right if the Business Combination is not consummated by June 30, 2027, subject to certain exceptions.
There can be no assurance that the Business Combination will be consummated on the terms contemplated by the Business Combination Agreement or at all.
For additional information regarding the Business Combination Agreement and the transactions contemplated thereby, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Armada Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Armada Sponsor III LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K as filed on March 20, 2026 and its final prospectus for its Initial Public Offering filed with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 19, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $532,684, which consists of interest income on marketable securities held in the Trust Account of $2,000,737 offset by general and administrative costs of $1,394,507 and share-based compensation expense of $73,546.

For the nine months ended September 30, 2026, we had a net income of $2,923,560, which consists of interest income on marketable securities held in the Trust Account of $5,072,965 offset by general and administrative costs of $1,919,778 and share-based compensation expense of $229,627.

For the period from September 19, 2025 (inception) through September 30, 2025, we had a net loss of $15,281, which consisted of general and administrative costs of $15,281.

Liquidity and Capital Resources

As of September 30, 2026, we had $605,987 in cash and a working capital deficit of $834,468.

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

For the nine months ended September 30, 2026, cash used in operating activities was $565,754. Net income of $2,923,560 was affected by interest earned on cash and marketable securities held in the Trust Account of $5,072,965 and share-based compensation of $229,627. Changes in operating assets and liabilities provided $1,354,024 of cash for operating activities.

For the period from September 19, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. The net loss of $15,281 was offset by changes in operating assets and liabilities, which provided $15,281 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $253,572,965 (including $5,072,965 of interest income), consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $605,987. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. The Sponsor has agreed to defer payment of the administration fees as appropriate to support our operations. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” we have until August 19, 2027 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time and have the financial resources to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements included in this Quarterly Report. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. We cannot provide any assurance that (i) Working Capital Loans or other financing will be available to us on commercially acceptable terms, if at all, or (ii) our plans to consummate an initial Business Combination will be successful. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements included in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any capital lease obligations or operating lease obligations other than an agreement to pay our Sponsor $19,000 per month for office space, administrative and support services. These monthly fees will cease upon the completion of the initial business combination or our liquidation.

Underwriting Agreement

We granted the Underwriters a 45-day option to purchase up to 3,375,000 additional Units to cover any over-allotments, at the Initial Public Offering price less the underwriting discounts. On February 19, 2026, the underwriters partially exercised its over-allotment option in the amount of 2,350,000 Units and forfeited the remaining unexercised balance of 1,025,000 Units.

We paid an underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,970,000 in the aggregate, upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled up to $0.40 per Unit sold in the Initial Public Offering, or $9,940,000 in the aggregate, and is payable to the Underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions placed in a Trust Account located in the United States and released to the Underwriters only upon the completion of an initial business combination.

Service Provider Agreements

Pursuant to a financial advisory services agreement dated October 8, 2025, we have agreed to pay a consultant a cash transaction fee equal to 2.0% of the aggregate consideration (as defined in the agreement) in the event the consultant introduces us to the target with which we complete an initial business combination or has substantive discussions with the target on behalf of and at our specific request with which we complete an initial business combination, payable only upon and subject to the closing of the initial business combination. At the closing of the initial business combination, we shall reimburse the consultant for all reasonable out-of-pocket accountable fees and disbursements incurred by the consultant in connection with the performance of its services, provided that such amounts shall not exceed $50,000 in the aggregate without our prior written consent.

We have engaged Bishop as an investor relations advisor in connection with the initial business combination pursuant to an agreement dated February 19, 2026, for an initial term from February 4, 2026 through February 3, 2027, which automatically renews for successive one-year terms, with a monthly fee of $8,500, payable only upon and subject to the closing of the initial business combination. Either party can terminate the contract at any time upon thirty days prior notice to the other party. Upon the completion of an initial business combination, Bishop would be entitled to a success fee of $100,000 payable only upon and subject to the closing of the initial business combination. Bishop shall also be reimbursed for all reasonable expenses and disbursements incurred by Bishop on our behalf, provided that such expenses shall not exceed $300 without our prior consent. As of September 30, 2026 and December 31, 2025, no expenses have been incurred under this agreement.

Pursuant to a financial advisory services agreement dated March 20, 2026 we have agreed to pay Northland Securities, Inc., a consultant, a cash transaction fee equal to 2.0% of the aggregate consideration (as defined in the agreement) in the event the consultant introduces us to the target with which we complete an initial Business Combination or has substantive discussions with the target on behalf of and at our specific request with which we complete an initial Business Combination, payable only upon and subject to the closing of the initial Business Combination. At the closing of the initial Business Combination, we shall reimburse the consultant for all reasonable out-of-pocket accountable fees and disbursements incurred by the consultant in connection with the performance of its services, provided that such amounts shall not exceed $20,000 in the aggregate without our prior written consent.

We have engaged an advisor to perform strategic advisory services in connection with performing due diligence of potential target companies at a rate of $5,000 per month during the term of the agreement (to be prorated for partial months of service). We may elect to defer payment of any or all compensation, and any such deferred compensation shall be due and payable to the advisor at the time of the initial Business Combination or, if earlier, our dissolution. As of September 30, 2026, $30,323 was included in accrued expenses in the accompanying condensed balance sheets.

Pursuant to a finder’s agreement dated May 4, 2026 we have agreed to pay Brookline Capital Markets, a division of Arcadia Securities, LLC, a cash transaction fee equal to 1.0% of the aggregate consideration (as defined in the agreement) in the event the consultant introduces us to the target with which we complete an initial Business Combination, payable only upon and subject to the closing of the initial Business Combination.

Certain legal advisors have agreed to defer payment of their fees incurred in connection with our pursuit of an initial Business Combination and our Exchange Act reporting until the consummation of an initial Business Combination or our wind-down. If an initial Business Combination is not consummated, such fees would be payable at a discount, subject to caps. We will recognize any such reduction only if and when the initial Business Combination is terminated. One legal advisor is also entitled to a premium on fees incurred, payable only upon the closing of an initial Business Combination; no amount has been recognized for such premium as of September 30, 2026. As of September 30, 2026, deferred legal fees amounted to $854,106 and are included in current liabilities in the accompanying condensed balance sheets. As of December 31, 2025, there were no deferred legal fees.

On September 25, 2026, we engaged Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”) as our capital markets advisor in connection with a potential initial Business Combination. Upon the closing of the initial Business Combination, CCM will receive an advisory fee of 400,000 ordinary shares of the post-Business Combination company. We also agreed to reimburse CCM’s out-of-pocket expenses whether or not an initial Business Combination is consummated. As the advisory fee is contingent upon the closing of the initial Business Combination, no amount has been recognized as of September 30, 2026.

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
We are a smaller reporting company as defined by
Rule12b-2
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
Simultaneous with the consummation of the Initial Public Offering, the Sponsor, Cohen & Company Capital Markets and Northland Securities, Inc. consummated the private placement of an aggregate of 672,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,720,000. A portion of the purchase price of the Private Placement Units and the net proceeds of Initial Public Offering are held in the Trust Account. If the initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units and the net proceeds from the Initial Public Offering held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law). The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.
On February 19, 2026, we consummated the Initial Public Offering of 24,850,000 Units at $10.00 per Unit, which includes the partial exercise of the over-allotment option of 2,350,000 Units by the Underwriters, generating gross proceeds of $248,500,000. Cohen & Company Capital Markets and Northland Securities, Inc. acted as underwriters of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form
S-1
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

ARMADA ACQUISITION CORP. III

Date: November 13, 2026	By:	/s/ Stephen P. Herbert
	Name:	Stephen P. Herbert
	Title:	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Douglas M. Lurio
	Name:	Douglas M. Lurio
	Title:	President, Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)